Form 10-Q
period 2022-03-31
Athena Consumer Acquisition Corp.
filed 2022-05-11
CIK 1869141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, there were 24,060,000 shares of Class A common stock, par value $0.0001 per share, issued and outstanding, and 8,050,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ATHENA CONSUMER ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$632,347	$850,615
Prepaid expenses and other assets	412,533	326,707
Total current assets	1,044,880	1,177,322
Prepaid expenses - non current	172,566	249,048
Deferred tax asset	24,044	15,299
Investments held in Trust Account	234,627,793	234,604,169
TOTAL ASSETS	$235,869,283	$236,045,838

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,180	$28,421
Franchise tax payable	127,036	77,036
Total current liabilities	151,216	105,457
Deferred underwriting fee payable	8,650,000	8,650,000
Total liabilities	8,801,216	8,755,457
COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK

Class A common stock subject to possible redemption, $0.0001 par value, 23,000,000 shares at redemption value of $10.20 per share	234,600,000	234,600,000

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 1,060,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	106	106
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 8,050,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	805	805
Additional paid-in capital	-	-
Accumulated deficit	(7,532,844)	(7,310,530)
Total stockholders’ deficit	(7,531,933)	(7,309,619)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$235,869,283	$236,045,838

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

OPERATING EXPENSES
General and administrative	$204,714
Franchise tax	50,000
Total operating expenses	254,714
OTHER INCOME
Income on investments held in Trust Account	23,624
Other income	31
Total other income	23,655
LOSS BEFORE PROVISION FOR INCOME TAXES	(231,059)
Income tax benefit	8,745
NET LOSS	(222,314)

Weighted average shares outstanding of Class A common stock	23,000,000
Basic and diluted net loss per share, Class A	$(0.01)

Weighted average shares outstanding of Class B common stock	8,050,000
Basic and diluted net loss per share, Class B	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	1,060,000	$106	8,050,000	$805	$-	$(7,310,530)	$(7,309,619)
Net Loss	-	-	-	-	-	(222,314)	(222,314)
Balance, March 31, 2022	1,060,000	$106	8,050,000	$805	$-	$(7,532,844)	$(7,531,933)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(222,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(23,624)
Deferred tax asset	(8,745)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(9,343)
Accounts payable and accrued expenses	(4,242)
Franchise tax payable	50,000
Net cash flows used in operating activities	(218,268)

NET CHANGE IN CASH	(218,268)

CASH, BEGINNING OF PERIOD	850,615

CASH, END OF PERIOD	$632,347

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022 (UNAUDITED)

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective on October 19, 2021. On October 22, 2021, the Company consummated the IPO and overallotment option (“Overallotment Units”) of 23,000,000 units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $230,000,000, which is discussed in Note 3.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 22, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 22, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by January 22, 2023.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $632,347 in its operating bank accounts, $234,627,793 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $893,664. As of March 31, 2022, approximately $23,624 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 24, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

On March 31, 2022 and December 31, 2021, the Company had $234,627,793 and $234,604,169 in investments held in Trust Account, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The total provision (benefit) for income taxes is comprised of the following:

	March 31, 2022	December 31, 2021
Current expense	$-	$-
Deferred expense	51,735	48,951
Change in valuation allowance	(42,990)	(33,652)
Total income tax expense (benefit)	$(8,745)	$(15,299)

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	March 31, 2022	December 31, 2021
Deferred tax assets	$100,686	$48,951
Deferred tax liabilities	-	-
Valuation allowance for deferred tax assets	(76,642)	(33,652)
Net deferred tax assets	$24,044	$15,299

The deferred tax assets as of March 31, 2022 and December 31, 2021 was comprised of the tax effect of cumulative temporary differences as follows:

	March 31, 2022	December 31, 2021

Capitalized expenses before business combination	$(76,642)	$(33,652)
Valuation allowance for deferred tax assets	76,642	33,652
Total	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. At March 31, 2022 and December 31, 2021, the valuation allowance was $76,642 and $33,652 respectively.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	March 31, 2022	December 31, 2021
Statutory federal income tax rate	21%	21%
State taxes, net of federal tax benefit	0.00%	0.00%
Valuation allowance	-17.45%	-14.40%
Income tax provision expense	3.55%	6.60%

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Immediately upon the closing of the IPO and over-allotment, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the IPO, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of March 31, 2022 and December 31, 2021, the shares of Class A common stock reflected on the balance sheet are reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Fair value of Public Warrants at issuance	(15,310,355)
Class A shares issuance costs	(12,245,042)
Add: Accretion of carrying value to redemption value	32,155,397
Class A common stock subject to possible redemption	$234,600,00

Net Loss per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. On March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the three months ended March 31, 2022
	Class A common stock	Class B common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(164,677)	$(57,637)

Denominator:
Weighted average shares outstanding	23,000,000	8,050,000

Basic and diluted net loss per share	$(0.01)	$(0.01)

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 4 — Private Placement

On October 22, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale (“Private Placement”) of 1,060,000 Private Placement Units in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $10,600,000. Each whole Private Placement Unit will consist of one share of Class A common stock (“Placement Share”) and one-half of a redeemable warrant (“Placement Warrant”). Each whole Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.

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

Related Party Loans

On June 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021, or the completion of the IPO. $117,994 was borrowed under the Note and repaid on October 22, 2021. There was no balance outstanding as of March 31, 2022 and December 31, 2021. This facility is no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Units of the post Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company intends to pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services. As of March 31, 2022, $30,000 has been incurred under this agreement.

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

Note 7 — Stockholders’ Deficit

Class A common stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 1,060,000 shares of Class A common stock issued or outstanding (excluding 23,000,000 shares subject to possible redemption).

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 8,050,000 shares of Class B common stock outstanding.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the periods presented, there were no shares of preferred stock issued or outstanding.

Warrants—As of March 31, 2022 and December 31, 2021, the Company has 11,500,000 Public Warrants and 530,000 Placement Warrants outstanding (together, the “Warrants”). Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the Public Warrant agreement and Private Warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the Warrants will not be adjusted for issuances of shares of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

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

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
March 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$234,627,793	—	—

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2021	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$234,604,169	—	—

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

Results of Operations

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended March 31, 2022, we had a net loss of $222,314, which consisted of operating expenses of $254,714 and interest income was $23,655.

Liquidity and Capital Resources

The Registration Statement on Form S-1, as amended (the “Registration Statement”), for the Company’s IPO was declared effective on October 19, 2021. On October 22, 2021, the Company consummated the IPO of 20,000,000 units (“Units”). Each Unit consists of one share of Class A common stock (the “Public Shares”) and one-half of a redeemable warrant (each, a “Public Warrant”). The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,000,000 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Athena Consumer Acquisition Sponsor LLC (the “Sponsor”) generating gross proceeds of $10,000,000, which is described in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,000,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option (“Overallotment Units”), generating additional gross proceeds of $30,000,000. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 60,000 Private Placement Units to the Sponsor, generating gross proceeds of $600,000.

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

For the three months ended March 31, 2022, $218,268 of cash was used in operating activities.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2022, there were no Working Capital Loans outstanding.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the IPO, we recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-258050). The Registration Statement on Form S-1, as amended (the “Registration Statement”), for the Company’s IPO was declared effective on October 19, 2021. On October 22, 2021, the Company consummated the IPO of 20,000,000 Units. Each Unit consists of one Public Shares and one-half of a Public Warrant. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3.

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

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,000,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option (“Overallotment Units”), generating additional gross proceeds of $30,000,000. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 60,000 Private Placement Units to the Sponsor, generating gross proceeds of $600,000.

Following the closing of the IPO and exercise of the over-allotment, $234,600,000 from the net proceeds of the sale of the Units in the IPO and the Private Placement Units, including the amounts generated from the exercise of the underwriters’ over-allotment option, was placed in a trust account (“Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

We paid a total of $4,000,000 underwriting discounts and commissions and $466,818 for other offering costs and expenses related to the IPO. In addition, the underwriters agreed to defer $8,650,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Intractive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA CONSUMER ACQUISITION CORP.

Date: May 11, 2022	By:	/s/ Jane Park
	Name:	Jane Park
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Angelina Smith
	Name:	Angelina Smith
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)