Form 10-Q
period 2022-06-30
Athena Consumer Acquisition Corp.
filed 2022-08-12
CIK 1869141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 24,060,000 shares of Class A common stock, par value $0.0001 per share, issued and outstanding, and 8,050,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ATHENA CONSUMER ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations (Unaudited) for the three and six months ended June 30, 2022 and for the period June 4, 2021 (inception) through June 30, 2021	2

	Condensed Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited) for the three and six months ended June 30, 2022 and for the period June 4, 2021 (inception) through June 30, 2021	3

	Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2022 and for the period June 4, 2021 (inception) through June 30, 2021	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Control and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

i

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$407,362	$850,615
Prepaid expenses and other assets	414,379	326,707
Total current assets	821,741	1,177,322
Prepaid expenses - non current	94,672	249,048
Deferred tax asset	15,299	15,299
Investments held in Trust Account	234,944,588	234,604,169
TOTAL ASSETS	$235,876,300	$236,045,838

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$850,303	$28,421
Income tax payable	59,258	-
Franchise tax payable	100,000	77,036
Total current liabilities	1,009,561	105,457
Deferred underwriting fee payable	8,650,000	8,650,000
Total liabilities	9,659,561	8,755,457

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK

Class A common stock subject to possible redemption, $0.0001 par value, 23,000,000 shares at redemption value of $10.20 per share	234,600,000	234,600,000

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 or December 31, 2021	-	-
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 1,060,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	106	106
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 8,050,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	805	805
Additional paid-in capital	-	-
Accumulated deficit	(8,384,172)	(7,310,530)
Total stockholders’ deficit	(8,383,261)	(7,309,619)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$235,876,300	$236,045,838

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,	For the six months ended June 30,	For the period from June 4, 2021 (inception) through June 30,
	2022	2022	2021
OPERATING EXPENSES
General and administrative	$1,100,134	$1,354,849	$1,000
Total operating expenses	1,100,134	1,354,849	1,000
OTHER INCOME
Other income	14	46	-
Income on investments held in Trust Account	316,795	340,419	-
Total other income	316,809	340,465	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(783,325)	(1,014,384)	(1,000)

Income tax (expense)	(68,003)	(59,258)	-

NET LOSS	$(851,328)	$(1,073,642)	$(1,000)

Weighted average shares outstanding of Class A common stock	24,060,000	24,060,000	-
Basic and diluted net loss per share, Class A	$(0.03)	$(0.03)	$-
Weighted average shares outstanding of Class B common stock	8,050,000	8,050,000	7,000,000
Basic and diluted net loss per share, Class B	$(0.03)	$(0.03)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	1,060,000	$106	8,050,000	$805	$-	$(7,310,530)	$(7,309,619)
Net loss	-	-	-	-	-	(222,314)	(222,314)
Balance, March 31, 2022	1,060,000	106	8,050,000	805	-	(7,532,844)	(7,531,933)
Net loss	-	-	-	-	-	(851,328)	(851,328)
Balance, June 30, 2022	1,060,000	$106	8,050,000	$805	$-	$(8,384,172)	$(8,383,261)

FOR THE PERIOD FROM JUNE 4, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance, June 4, 2021	-	$-	-	$-	$-	$-	$-
Class B common stock issued to sponsor (1)(2)	-	-	8,050,000	805	24,195	-	25,000
Net loss	-	-	-	-	-	(1,000)	(1,000)
Balance, June 30, 2021	-	$-	8,050,000	$805	$24,195	$(1,000)	$24,000

(1)	This number includes up to 1,050,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The overallotment was subsequently exercised in full (see Note 5).
(2)	On September 23, 2021, the Company effected a 1.36440678 for 1 stock split of its common stock, so that the Sponsor owns an aggregate of 8,050,000 founder shares. Shares have been retroactively restated to reflect this transaction (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30, 2022	For the period from June 4, 2021 (inception) through June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,073,642)	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income on investments held in Trust Account	(340,419)	-
Income tax payable	59,258	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	66,704	-
Accounts payable and accrued expenses	821,882	1,000
Franchise tax payable	22,964	-
Net cash used in operating activities	(443,253)	-

NET CHANGE IN CASH	$(443,253)	$-
CASH, BEGINNING OF PERIOD	850,615	-

CASH, END OF PERIOD	$407,362	$-
Supplement disclosure of noncash activities:
Deferred offering costs paid by sponsor in exchange for issuance of Class B common stock	$-	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022 (UNAUDITED)

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. Most of the Company’s expenses for the three months ended June 30, 2022 are related to the transaction described in Note 9.

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

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $13,116,818, consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below) and $466,818 of other costs. As described in Note 6, the $8,650,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 22, 2023, subject to the terms of the underwriting agreement.

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

Going Concern and Capital Resources

As of June 30, 2022, the Company had $407,362 in its operating bank accounts, $234,944,588 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $128,563. As of June 30, 2022, approximately $340,419 of the amount on deposit in the Trust Account represented interest and dividend income, which is available to pay the Company’s tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 22, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution and liquidity condition, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 22, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by January 22, 2023.

Note 2 — Summary of Significant Accounting Policies

 Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 24, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company's portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company's investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company's investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income (loss) on investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

On June 30, 2022 and December 31, 2021, the Company had $234,944,588 and $234,604,169 in investments held in Trust Account, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

 Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from June 4, 2021 (inception) to June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

 Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock sold in the IPO and over-allotment feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

As of June 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Fair value of Public Warrants at issuance	(15,310,355)
Class A shares issuance costs	(12,245,042)
Add: Accretion of carrying value to redemption value	32,155,397
Class A common stock subject to possible redemption at December 31, 2021 and June 30, 2022	$234,600,000

Net Loss per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. On June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the three months ended June 30, 2022
	Class A common stock	Class B common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(637,899)	$(213,429)

Denominator:
Weighted average shares outstanding	24,060,000	8,050,000

Basic and diluted net loss per share	$(0.03)	$(0.03)

	For the six months ended June 30, 2022
	Class A common stock	Class B common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(804,480)	$(269,163)

Denominator:
Weighted average shares outstanding	24,060,000	8,050,000

Basic and diluted net loss per share	$(0.03)	$(0.03)

	For the period June 4, 2021 (inception) through June 30, 2021
	Class A common stock	Class B common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$-	$(1,000)

Denominator:
Weighted average shares outstanding	-	7,000,000

Basic and diluted net loss per share	$-	$(0.00)

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

Franchise Taxes

The company is subject to a franchise tax administered by the Delaware Division of Corporations. The Company estimates its franchise tax liability for the year ended December 31, 2022, to be $200,000. As of June 30, 2022, the Company has $100,000 accrued for franchise taxes. During the three months ended June 30, 2022, the Company received a refund for the prior tax year, ended December 31, 2021, in the amount of $41,839. The current period franchise tax is recorded net of the refund received.

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

Related Party Loans

On June 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021, or the completion of the IPO. $117,994 was borrowed under the Note and repaid on October 22, 2021. There was no balance outstanding as of June 30, 2022 and December 31, 2021. This facility is no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Units of the post Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company intends to pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services. As of June 30, 2022, $60,000 has been incurred under this agreement. For the three and six months ended June 30, 2022, $30,000 and $60,000, respectively, has been paid under this agreement.

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

Note 7 — Stockholders’ Deficit

Class A common stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 1,060,000 shares of Class A common stock issued or outstanding (excluding 23,000,000 shares subject to possible redemption).

Class B common stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 8,050,000 shares of Class B common stock outstanding.

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

Warrants—As of June 30, 2022 and December 31, 2021, the Company has 11,500,000 Public Warrants and 530,000 Placement Warrants outstanding (together, the “Warrants”). Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
June 30, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$234,944,588	—	—

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2021	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$234,604,169	—	—

Note 9 — Subsequent Events

On July 28, 2022, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), with Next.e.GO Mobile SE (“e.GO”)., a German company, Next e.GO B.V., a Dutch private limited liability company and a wholly-owned subsidiary of e.GO (“TopCo”), and Time is Now Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of TopCo (“Merger Sub”).

Under the Business Combination Agreement TopCo will issue to the holders of e.GO’s equity securities (the “e.GO Shareholders”) and convertible loan lenders of e.GO (the “Lenders”) an aggregate of 79,019,608 newly issued ordinary shares, par value $10.20 per share, of TopCo (the “TopCo Ordinary Shares”), valued at $10.20 per share and representing aggregate consideration to the e.GO Shareholders of $800,000,000, 30,000,000 of such shares will be unvested and subject to an earn-out as described below (the “Earn-Out Shares”), in exchange for the contribution by the e.GO Shareholders of all of the paid up no-par value shares (Stückaktien) shares of e.GO to TopCo and the convertible loans held by the Lenders, assuming that all e.GO Shareholders and Lender participate in the exchange.

Each issued and outstanding share of Class B common stock, par value $0.0001 per share, of the Company (the “Athena Class B Common Stock”) will automatically convert into one share of Class A common stock, par value $0.0001 per share, of the Company (the “Athena Class A Common Stock” and, together with the Athena Class B Common Stock, the “Athena Common Stock”). TopCo will change its legal form from a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) to a Dutch public limited liability company (naamloze vennootschap). Merger Sub will merge with and into the Company, with the Company as the surviving company in the merger (the “Surviving Company”) and, after giving effect to the merger, becoming a direct, wholly-owned subsidiary of TopCo.

Each share of Athena Common Stock will be converted into one share of common stock, par value $0.0001 per share, of the Surviving Company (the “Surviving Company Common Stock”), immediately thereafter, each of the resulting shares of Surviving Company Common Stock will be automatically exchanged for one TopCo Ordinary Share, and each outstanding warrant to purchase a share of Athena Class A Common Stock will be converted into a warrant to purchase a TopCo Ordinary Share on the same contractual terms and conditions as were in effect with respect to each warrant prior to the closing of the business combination (the “Closing”).

TopCo, Athena and the e.GO Shareholders have agreed to enter into an earn-out agreement prior to the Closing, pursuant to which, among other things, TopCo will issue or cause to be issued to the e.GO Shareholders the Earn-Out Shares at the Closing. The Earn-Out Shares will be divided into six equal 5,000,000 share tranches, with each tranche subject to immediate vesting and release of trading and voting restrictions if the trading price per TopCo Ordinary Share at any point during the trading hours of a trading day is greater than or equal to $12.50, $15.00, $20.00, $25.00, $30.00 and $35.00, respectively, for any 20 trading days within any period of 30 consecutive trading days during the five-year period following the Closing.

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

On July 28, 2022, we announced a business combination with Next.e.GO Mobile SE (“e.GO”). e.GO is a producer of urban electric vehicles based on Aachen, Germany.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below). Most of the Company’s expenses for the three months ended June 30, 2022 are related to the transaction described in Note 9 of the financial statements.

For the three months ended June 30, 2022, we had a net loss of $851,328, operating expenses of $1,100,134 driven by general and administrative expenses of $1,092,850 and franchise tax of $7,285 along with dividend income on investments held in Trust account of $316,795 and interest income of $14.

For the six months ended June 30, 2022, we had a net loss of $1,073,642, operating expenses of $1,354,849 driven by general and administrative expenses of $1,297,564 and franchise tax of $57,285 along with dividend income on investments held in Trust account of $340,419 and interest income of $46.

Going Concern and Capital Resources

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

For the six months ended June 30, 2022, $443,253 of cash was used in operating activities.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2022, there were no Working Capital Loans outstanding.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 22, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution and liquidity condition, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 22, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by January 22, 2023.

 Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA CONSUMER ACQUISITION CORP.

Date: August 12, 2022	By:	/s/ Jane Park
	Name:	Jane Park
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Angelina Smith
	Name:	Angelina Smith
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)