Form 10-Q
period 2022-09-30
Athena Consumer Acquisition Corp.
filed 2022-11-21
CIK 1869141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022, there were 24,060,000 shares of Class A common stock, par value $0.0001 per share, issued and outstanding, and 8,050,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ATHENA CONSUMER ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Interim Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022, and for the period from June 4, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from June 4, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from June 4, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	23

PART II – OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

SIGNATURES		27

i

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$259,269	$850,615
Prepaid expenses and other assets	361,150	326,707
Total current assets	620,419	1,177,322
Prepaid expenses - non current	16,205	249,048
Deferred tax asset	-	15,299
Investments held in Trust Account	235,904,801	234,604,169
TOTAL ASSETS	$236,541,425	$236,045,838

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,715,634	$28,421
Income tax payable	240,727	-
Franchise tax payable	127,524	77,036
Total current liabilities	2,083,885	105,457

Derivative liability – forward purchase agreement	1,560,000	-
Deferred underwriting fee payable	8,650,000	8,650,000
TOTAL LIABILITIES	12,293,885	8,755,457

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value, 23,000,000 shares at redemption value of $10.24 and $10.20 per share at September 30, 2022 and December 31, 2021, respectively	235,601,219	234,600,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	-	-
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 1,060,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	106	106
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 8,050,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	805	805
Additional paid-in capital	-	-
Accumulated deficit	(11,354,590)	(7,310,530)
TOTAL STOCKHOLDERS’ DEFICIT	(11,353,679)	(7,309,619)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$236,541,425	$236,045,838

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended	For the period from June 4, 2021 (Inception) through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$1,271,266	$2,416	$2,626,069	$3,416
Total operating expenses	(1,271,266)	(2,416)	(2,626,069)	(3,416)
OTHER INCOME (EXPENSE)
Income on investments held in Trust Account	1,058,835	—	1,399,254	—
Change in fair value of Derivative liability – Forward Purchase Agreement	(130,000)		(130,000)
Total other income (expense)	928,835	—	1,269,254	—
LOSS BEFORE PROVISION FOR INCOME TAXES	(342,431)	(2,416)	(1,356,815)	(3,416)

Provision for income taxes	(196,768)	—	(256,026)	—

Net loss	$(539,199)	$(2,416)	$(1,612,841)	$(3,416)

Weighted average shares outstanding of Class A common stock	24,060,000	—	24,060,000	—
Basic and diluted net loss per share, Class A	$(0.02)	$(0.00)	$(0.05)	$(0.00)
Weighted average shares outstanding of Class B common stock	8,050,000	7,000,000	8,050,000	7,000,000
Basic and diluted net loss per share, Class B	$(0.02)	$(0.00)	$(0.05)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	1,060,000	$106	8,050,000	$805	$-	$(7,310,530)	$(7,309,619)
Net loss	-	-	-	-	-	(222,314)	(222,314)
Balance, March 31, 2022 (unaudited)	1,060,000	106	8,050,000	805	-	(7,532,844)	(7,531,933)
Net loss	-	-	-	-	-	(851,328)	(851,328)
Balance, June 30, 2022 (uaudited)	1,060,000	106	8,050,000	805	-	(8,384,172)	(8,383,261)
Remeasurement of Class A common stock subject to possible redemption	-	-	-	-	-	(1,001,219)	(1,001,219)
Initial value of Derivative Liability – Forward Purchase Agreement	-	-	-	-	-	(1,430,000)	(1,430,000)
Net loss	-	-	-	-	-	(539,199)	(539,199)
Balance, September 30, 2022 (unaudited)	1,060,000	$106	8,050,000	$805	$-	$(11,354,590)	$(11,353,679)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JUNE 4, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 4, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Class B common stock issued to sponsor (1)(2)	-	-	8,050,000	805	24,195	-	25,000
Net loss	-	-	-	-	-	(1,000)	(1,000)
Balance, June 30, 2021 (unaudited)	-	-	8,050,000	805	24,195	(1,000)	24,000
Net loss	-	-	-	-	-	(2,416)	(2,416)
Balance, September 30, 2021 (unaudited)	-	$-	8,050,000	$805	$24,195	$(3,416)	$21,584

(1)	This number includes up to 1,050,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The overallotment was subsequently exercised in full (Note 5).
(2)	On September 23, 2021, the Company effected a 1.36440678 for 1 stock split of its common stock so that the Sponsor owns an aggregate of 8,050,000 founder shares. Shares have been retroactively restated to reflect this transaction (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from June 4, 2021 (Inception) through September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,612,841)	$(3,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on investments held in Trust Account	(1,399,254)	-
Deferred tax asset	15,299	-
Change in fair value of Derivative liability – Forward Purchase Agreement	130,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	198,400	-
Accounts payable and accrued expenses	1,687,213	2,071
Income tax payable	240,727	-
Income tax and Franchise tax payable	50,488	-
Net cash used in operating activities	(689,968)	(1,345)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal from Trust Account for payment of taxes	98,622	-
Net cash provided by investing activities	98,622	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Payment of deferred offering costs by related party	-	(107,937)
Proceeds from notes payable – related party	-	84,282
Net cash provided by financing activities	-	1,345

NET CHANGE IN CASH	(591,346)	-
CASH, BEGINNING OF PERIOD	850,615	-

CASH, END OF PERIOD	$259,269	$-

Supplement disclosure of noncash activities:
Deferred offering costs included in accrued offering costs	$-	$55,000
Deferred offering costs paid by sponsor in exchange for issuance of Class B common stock	$-	$25,000
Initial value of Derivative liability – Forward Purchase Agreement	$1,430,000	-
Payment of deferred offering costs by the Sponsor	$-	$107,937

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 (UNAUDITED)

Note 1 — Description of Organization and Business Operations

Athena Consumer Acquisition Corp. (the “Company”) was incorporated in Delaware on June 4, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $13,116,818, consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below) and $466,818 of other costs. As described in Note 6, the $8,650,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic, and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on completing the IPO and subsequently identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because the Company is a Delaware corporation and its securities are trading on the NYSE, the Company is a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by the Company of its common stock or in the event of liquidation, in each instance after December 31, 2022, including any redemptions in connection with its initial Business Combination or in the event the Company does not consummate the initial Business Combination.

Whether and to what extent the Company would be subject to the Excise Tax on a redemption of shares of Class A common stock or other stock issued by the Company would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the initial Business Combination, an extension or otherwise, (iii) the structure of the initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial Business Combination (or otherwise issued not in connection with the initial Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by the Company and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete the initial Business Combination or for effecting redemptions and may affect the Company’s ability to complete the initial Business Combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to the public stockholders in the event the Company liquidates the trust account due to a failure to complete the initial Business Combination within the requisite time frame.

Going Concern and Capital Resources

As of September 30, 2022, the Company had $259,269 in its operating bank accounts, $235,904,801 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,463,466. As of September 30, 2022, approximately $1,399,254 of the amount on deposit in the Trust Account represented interest and dividend income, which is available to pay the Company’s tax obligations.

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

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 24, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $259,269 and $850,615 of cash as of September 30, 2022 and December 31, 2021, respectively, and no cash equivalents.

Investments Held in Trust Account

The Company's portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company's investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company's investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

As of September 30, 2022 and December 31, 2021, the Company had $235,904,801 and $234,604,169 in investments held in Trust Account, respectively.

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Total offering cost amounted to $13,116,818, out of which $12,245,042 was charged against the carrying value of Class A common stock upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts.

 Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 57.46% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 18.87% and 0.00% for the nine months ended September 30, 2022 and for the period from June 4, 2021 to September 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021 and for the period from June 4, 2021 to September 30, 2021, primarily due to the valuation allowance on the deferred tax assets.

Derivative Liabilities

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company has determined forward purchase agreements are derivative instruments.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Immediately upon the closing of the IPO and over-allotment, the Company recognized the accretion from the initial book value to redemption amount value. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Fair value of Public Warrants at issuance	(15,310,355)
Class A shares issuance costs	(12,245,042)
Add: Accretion of carrying value to redemption value	32,155,397
Class A common stock subject to possible redemption at December 31, 2021	234,600,000
Add: Accretion of carrying value to redemption value	1,001,219
Class A common stock subject to possible redemption at September 30, 2022	$235,601,219

Net Loss per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. On September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the three months ended September 30, 2022
	Class A common stock	Class B common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(404,021)	$(135,178)

Denominator:
Weighted average shares outstanding	24,060,000	8,050,000

Basic and diluted net loss per share	$(0.02)	$(0.02)

	For the nine months ended September 30, 2022
	Class A common stock	Class B common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(1,208,501)	$(404,340)

Denominator:
Weighted average shares outstanding	24,060,000	8,050,000

Basic and diluted net loss per share	$(0.05)	$(0.05)

	For the three months ended September 30, 2021
	Class A common stock	Class B common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$-	$(2,416)

Denominator:
Weighted average shares outstanding	-	7,000,000

Basic and diluted net loss per share	$(0.00)	$(0.00)

	For the period from June 4, 2021 (inception) through September 30, 2021
	Class A common stock	Class B common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$-	$(3,416)

Denominator:
Weighted average shares outstanding	-	7,000,000

Basic and diluted net loss per share	$(0.00)	$(0.00)

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Placement Warrants (defined below) issued pursuant to the warrant agreements qualify for equity accounting treatment.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Franchise Taxes

The Company is subject to a franchise tax administered by the Delaware Division of Corporations. The Company estimates its franchise tax liability for the year ended December 31, 2022, to be $200,000. As of September 30, 2022, the Company has $150,000 accrued for franchise taxes. During the three months ended September 30, 2022, the Company received a refund for the prior tax year ended December 31, 2021, in the amount of $22,476. The current period franchise tax is recorded net of the refund received.

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

Note 5 — Related Party Transactions

Founder Shares

On June 4, 2021, the Sponsor was issued 5,900,000 shares of Class B common stock. Subsequently, on June 24, 2021, the Sponsor paid certain costs totaling $25,000 on behalf of the Company as consideration for 5,900,000 issued on June 4, 2021. On September 23, 2021, the Company effected a 1.36440678 for 1 stock split of its common stock so that the Sponsor owns an aggregate of 8,050,000 Founder Shares. The Sponsor paid approximately $0.003 per share for the Founder Shares. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The Initial Stockholders had agreed to forfeit up to 1,050,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Since the underwriters exercised the over-allotment option in full, the Sponsor did not forfeit any Founder Shares.

Subject to limited exceptions, each holder of Founder Shares has agreed that, during the period from July 28, 2022 through the earlier to occur of (the “Termination Date”) (a) the closing of the e.Go Transaction (as such term is defined in Note 6) (the “Closing”), (b) such date and time as the Business Combination Agreement (as such term is defined in Note 6) is validly terminated in accordance with its terms and (c) the mutual written agreement of the parties to that certain Sponsor Letter Agreement (as such term is defined in Note 6), except as contemplated by such Sponsor Letter Agreement and the Business Combination Agreement, it shall not, and shall cause its affiliates not to, without the prior written consent of e.GO and the Company (which consent may be given or withheld by e.GO and the Company in their sole discretion), (i) offer for sale, sell (including short sales), transfer, tender, pledge, convert, encumber, assign or otherwise dispose of, directly or indirectly (including by gift, merger, tendering into any tender offer or exchange offer or otherwise) (collectively, a “Transfer”), or enter into any contract, option, derivative, hedging or other agreement or arrangement or understanding (including any profit-sharing arrangement) with respect to, or consent to, a Transfer of, any or all of its Founder Shares; (ii) grant any proxies or powers of attorney with respect to any or all of its Founder Shares held by it (except in connection with voting by proxy at a meeting of shareholders of the Company); or (iii) permit to exist any mortgage, pledge, security interest, encumbrance, lien, license or sub-license, charge or other similar encumbrance or interest (including, in the case of any equity securities, any voting, transfer or similar restrictions) (a “Lien”) with respect to any or all of its Founder Shares, other than those created by the Sponsor Letter Agreement; provided that any Lien with respect to the Founder Shares that would not prevent, impair or delay its ability to comply with the terms and conditions of the Sponsor Letter Agreement shall be permitted and will not be deemed to violate the restrictions contained above.

Additionally, subject to limited exceptions, each holder of Founder Shares has agreed that for a period from the Closing through the date that is 180 days thereafter, it shall not, and shall cause its affiliates not to, Transfer, or enter into any contract, option, derivative, hedging or other agreement or arrangement or understanding (including any profit-sharing arrangement) with respect to, or consent to, a Transfer of, any or all of its TopCo Covered Shares. “TopCo Covered Shares” means (i) with respect to the Sponsor, 75% of the TopCo Ordinary Shares to be issued to the Sponsor pursuant to the Business Combination Agreement (it being understood that the terms of this paragraph shall not apply to the remaining 25% of such TopCo Ordinary Shares) and (ii) with respect to the Athena Insiders (as such term is defined in Note 6), all of the TopCo Ordinary Shares to be issued pursuant to the Business Combination Agreement.

Related Party Loans

On June 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021, or the completion of the IPO. $117,994 was borrowed under the Note and repaid on October 22, 2021. There was no balance outstanding as of September 30, 2022 and December 31, 2021. This facility is no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Units of the post Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

Support Services

The Company intends to pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services. As of September 30, 2022, $90,000 has been incurred under this agreement. For the three and nine months ended September 30, 2022, $30,000 and $90,000, respectively, have been paid under this agreement. As of September 30, 2021, $0 has been incurred under this agreement. For the three months ended September 30, 2021 and for the period from June 4, 2021 through September 30, 2021, $0 has been paid under this agreement.

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

The underwriters were paid a cash underwriting discount of $0.20 per unit on the offering not including the Units issued with the underwriter’s exercise of their over-allotment option, or $4,000,000 in the aggregate at the closing of the IPO. The underwriters have agreed to defer the cash underwriting discount of $0.20 per share related to the over-allotment to be paid upon completion of a Business Combination ($600,000 in the aggregate). In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $8,050,000 from the closing of the IPO. The total deferred fee is $8,650,000 consisting of the $8,050,000 deferred portion and the $600,000 cash discount agreed to be deferred until completion of a Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Business Combination Agreement

On July 28, 2022, the Company entered into a Business Combination Agreement (as amended by that certain first amendment to the Business Combination Agreement on September 29, 2022, and as it may be further amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Next.e.GO Mobile SE, a German company (“e.GO”), Next.e.GO B.V., a Dutch private limited liability company and a wholly owned subsidiary of e.GO (“TopCo”), and Time is Now Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of TopCo (“Merger Sub”), for the Company’s initial Business Combination (the “e.GO Transaction”). Pursuant to the Business Combination Agreement, among other things, (i) TopCo will issue to the e.GO’s equity securities (the “e.GO Shareholders”) and convertible loan lenders of e.GO (the “Lenders”) an aggregate of up to 79,019,608 TopCo Ordinary Shares, representing aggregate consideration to the e.GO Shareholders of $800,000,000, 30,000,000 of such shares will be unvested and subject to an earn-out (the “Earn-Out Shares”), in exchange for the contribution by the e.GO Shareholders of all of the paid up no-par value shares of e.GO to TopCo and the convertible loans held by the Lenders, assuming that all e.GO Shareholders and Lender participate in the exchange; (ii) each issued and outstanding share of the Company’s Class A common stock will be automatically cancelled and extinguished and converted into one share of common stock, par value $0.0001 per share, of the Surviving Company (the “Surviving Company Common Stock”), (iii) each issued and outstanding share of the Company’s Class B common stock will be automatically cancelled and extinguished and converted into a number of shares of Surviving Company Common Stock calculated as the sum of (x) one plus (y) the lower of (a) the total amount funded under the credit agreement, dated September 29, 2022, between e.GO, Brucke Funding LLC, Brucke Agent LLC and certain lenders party thereto (the “Bridge Financing”), divided by $15,000,000 and multiplied with one-fifth and (b) one-fifth; (iv) TopCo will change its legal form from a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) to a Dutch public limited liability company (naamloze vennootschap); (v) Merger Sub will merge with and into the Company, with the Company being the Surviving Company and, after giving effect to the merger, becoming a direct, wholly owned subsidiary of TopCo; (vi) each share of the Company’s common stock will be converted into one share of the Surviving Company Common Stock; (vii) immediately thereafter, each of the resulting shares of Surviving Company Common Stock will be automatically exchanged for one TopCo Ordinary Share; and (viii) each outstanding warrant to purchase a share of the Company’s Class A common stock will be converted into a warrant to purchase a TopCo Ordinary Share on the same contractual terms and conditions as were in effect with respect to each warrant prior to the e.GO Transaction.

Sponsor Letter Agreement

On July 28, 2022, the Company, the Sponsor, e.GO, TopCo and certain of the Company’s officers and directors (the “Athena Insiders”) entered into a Sponsor Letter Agreement, which was amended on September 29, 2022 (as it may be further amended, supplemented or otherwise modified from time to time, the “Sponsor Letter Agreement”), pursuant to which, among other things, the Sponsor and the Athena Insiders have agreed to (i) vote all of its, his or her shares of the Company’s Class A common stock to approve and adopt the Business Combination Agreement and the e.GO Transaction, (ii) waive its, his or her redemption rights with respect to its, his or her shares of the Company’s Class A common stock in connection with the e.GO Transaction, (iii) not transfer any of its, his or her shares of the Company’s Class A common stock until the Closing or termination of the Business Combination Agreement (except in limited circumstances), (iv) not transfer (a) with respect to the Sponsor, 75% of its TopCo shares and (b) with respect to all other Athena Insiders any of its, his or her TopCo ordinary shares until the date that is 180 days after the Closing (except in limited circumstances), (v) waive any adjustment to the conversion ratio set forth in the Company’s amended and restated certificate of incorporation or any other anti-dilution or similar protection with respect to the shares of the Company’s Class B common stock held by the Sponsor or the Athena Insiders, in each case, subject to the terms and conditions contemplated by the Sponsor Letter Agreement.

Pursuant to the Sponsor Letter Agreement, TopCo will indemnify the Sponsor from and against certain liabilities relating to the e.GO Transaction for a period of six years after the Closing and subject to an aggregate maximum indemnity of $4,000,000.

Forward Purchase Agreement

On September 29, 2022, the Company, TopCo, e.GO and Vellar Opportunity Fund SPV LLC – Series 3 (“Vellar”) entered into a Forward Purchase Agreement (the “Forward Purchase Agreement”) for an OTC equity prepaid share forward transaction (the “Forward Purchase Transaction”). Vellar has agreed to waive any redemption rights with respect to any shares of the Company and shares of TopCo following the Closing of the e.GO Transaction (collectively, the “Shares”) in connection with the e.GO Transaction.

Pursuant to the terms of the Forward Purchase Agreement, Vellar intends, but is not obligated, to purchase through a broker in the open market from Public Stockholders who have redeemed or indicated an intention to redeem, or from the Company, up to an aggregate amount of 15,000,000 shares of Class A common stock (the “Forward Purchase Shares”). Vellar may not beneficially own greater than 9.9% of the Shares on a post-combination pro forma basis. Upon Closing, or upon the date any assets from the Company’s Trust Account are disbursed in connection with the e.GO Transaction, Vellar shall be paid directly, out of the funds held in the Trust Account, an amount equal to (a) (i) the redemption price of shares of the Company’s Class A common stock redeemed by the Public Stockholders and purchased by Vellar, minus (ii) 10% of such amount and (b) the product of 1,500,000 multiplied by the redemption price of shares of the Company’s Class A common stock indicated to the Public Stockholders prior to the redemption deadline (as consideration for having purchased Class A common stock prior to Closing). From time to time following the Closing, Vellar, in its discretion, may sell the Forward Purchase Shares (such shares sold, the “Vellar Terminated Shares”) without payment obligation to TopCo until such time as the proceeds from the sales equal (i) 10% of the product of the number of the Forward Purchase Shares and the redemption price per share indicated to investors ahead of the Company’s redemption notice deadline or (ii) in the case of an event of default under the Bridge Financing, all amounts that are due to Vellar under such financing.

Upon the second anniversary of the Closing, TopCo is obligated to pay to Vellar an amount equal to the product of (a) (x) 15,000,000 less (y) the number of Vellar Terminated Shares multiplied by (b) $2.50. Vellar may freely transfer or assign its rights under the Forward Purchase Agreement if the number of the Forward Purchase Shares it acquires would exceed 9.9% on a post-e.GO Transaction basis.

Note 7 — Stockholders’ Deficit

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 1,060,000 shares of Class A common stock issued and outstanding (excluding 23,000,000 shares subject to possible redemption).

Pursuant to the e.Go Transaction, if approved by the Company’s stockholders, at Closing, each issued and outstanding share of the Company’s Class A common stock will be automatically cancelled and extinguished and converted into one share the Surviving Company Common Stock.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 8,050,000 shares of Class B common stock outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The Company’s amended and restated certificate of incorporation provides that the shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, approximately 26.0% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Pursuant to the e.Go Transaction, if approved by the Company’s stockholders, at Closing, each issued and outstanding shares of Class B common stock will be automatically cancelled and extinguished and converted into a number of shares of Surviving Company Common Stock calculated as the sum of (x) one plus (y) the lower of (a) the total amount funded under the Bridge Financing divided by $15,000,000 and multiplied with one-fifth and (b) one-fifth, and, immediately thereafter, each of the resulting shares of Surviving Company Common Stock will be exchanged for one TopCo Ordinary Share.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the periods presented, there were no shares of preferred stock issued or outstanding.

Warrants—As of September 30, 2022 and December 31, 2021, the Company has 11,500,000 Public Warrants and 530,000 Placement Warrants outstanding (together, the “Warrants”). Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
September 30, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	1	$235,904,801	—	—

Liabilities:
Derivative liability – Forward Purchase Agreement	3	—	—	$1,560,000

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2021	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$234,604,169	—	—

The Company utilizes a Put Model Option to value its forward purchase agreement at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations. The estimated fair value of the forward purchase agreement liabilities is determined using Level 3 inputs. Inherent in put options pricing model are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the forward purchase agreement. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the forward purchase agreement. The expected life of the forward purchase agreement is assumed to be equivalent to their remaining contractual term.

For the nine months ended September 30, 2022 and December 31, 2021, there were no transfers between Levels 1, 2 or 3.

The following table provides quantitative information regarding Level 3 fair value measurements:

	September 29, 2022	September 30, 2022
Risk-free interest rate	4.20%	4.20%
Term	2.51	2.50
Expected volatility	69.80%	71.50%
Exercise price	$2.50	$2.50
Stock Price	$10.06	$10.06
Probability of transaction	50%	50.0%

The following table presents the changes in the fair value of Forward Purchase Agreement:

Forward
Purchase
Agreement
Fair value as of September 29, 2022	$1,430,000
Change in valuation inputs or other assumptions	130,000
Fair value as of September 30, 2022	1,560,000

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Overview

Athena Consumer Acquisition Corp. was incorporated in Delaware on June 4, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses (a “Business Combination”).

On July 28, 2022, the Company entered into a Business Combination Agreement (as amended by that certain first amendment to the Business Combination Agreement on September 29, 2022, and as it may be further amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Next.e.GO Mobile SE, a German company (“e.GO”), Next.e.GO B.V., a Dutch private limited liability company and a wholly-owned subsidiary of e.GO (“TopCo”), and Time is Now Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of TopCo (“Merger Sub”), for the Company’s initial Business Combination (the “e.GO Transaction”). Pursuant to the Business Combination Agreement, among other things, (i) TopCo will issue to the e.GO Shareholders and convertible loan lenders of e.GO (the “Lenders”) an aggregate of up to 79,019,608 TopCo Ordinary Shares, representing aggregate consideration to the e.GO Shareholders of $800,000,000, 30,000,000 of such shares will be unvested and subject to an earn-out (the “Earn-Out Shares”), in exchange for the contribution by the e.GO Shareholders of all of the paid up no-par value shares of e.GO to TopCo and the convertible loans held by the Lenders, assuming that all e.GO Shareholders and Lender participate in the exchange; (ii) each issued and outstanding share of the Company’s Class A common stock will be automatically cancelled and extinguished and converted into one share of common stock, par value $0.0001 per share, of the Surviving Company (the “Surviving Company Common Stock”), (iii) each issued and outstanding share of the Company’s Class B common stock will be automatically cancelled and extinguished and converted into a number of shares of Surviving Company Common Stock calculated as the sum of (x) one plus (y) the lower of (a) the total amount funded under the credit agreement, dated September 29, 2022, between e.GO, Brucke Funding LLC, Brucke Agent LLC and certain lenders party thereto (the “Bridge Financing”), divided by $15,000,000 and multiplied with one-fifth and (b) one-fifth; (iv) TopCo will change its legal form from a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) to a Dutch public limited liability company (naamloze vennootschap); (v) Merger Sub will merge with and into the Company, with the Company being the Surviving Company and, after giving effect to the merger, becoming a direct, wholly-owned subsidiary of TopCo; (vi) each share of the Company’s common stock will be converted into one share of the Surviving Company Common Stock; (vii) immediately thereafter, each of the resulting shares of Surviving Company Common Stock will be automatically exchanged for one TopCo Ordinary Share; and (viii) each outstanding warrant to purchase a share of the Company’s Class A common stock will be converted into a warrant to purchase a TopCo Ordinary Share on the same contractual terms and conditions as were in effect with respect to each warrant prior to the e.GO Transaction.

We expect to continue to incur significant costs in the pursuit of our Business Combination plans. We cannot assure you that our plans to complete the e.GO Transaction or any Business Combination will be successful.

Results of Operations

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below). Most of the Company’s expenses for the three months ended September 30, 2022 are related to the transaction described in Note 6 of the financial statements.

For the three months ended September 30, 2022, we had a net loss of $539,199, which consists of operating expenses of $1,271,266, change in fair value of derivative forward purchase agreement of $130,000 and income tax expense of $196,768, offset by income on investments held in Trust account of $1,058,835.

For the nine months ended September 30, 2022, we had a net loss of $1,612,841, which consists of operating expenses of $2,626,069, change in fair value of derivative forward purchase agreement of $130,000 and income tax expense of $256,026, offset by income on investments held in Trust account of $1,399,254.

For the three months ended September 30, 2021, we had a net loss of $2,416 which consists of operating expenses.

For the period from June 4, 2021 (inception) through September 30, 2021, we had a net loss of $3,416 which consists of operating expenses.

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

For the nine months ended September 30, 2022, $689,968 of cash was used in operating activities.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2022, there were no Working Capital Loans outstanding.

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

 Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company also agreed, commencing on October 19, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative support services.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 24, 2022, except as listed below.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial Business Combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial Business Combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO on October 22, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial Business Combination since such time. On July 28, 2022, or approximately nine months after the effective date of the registration statement for our IPO, we entered into the e.GO Transaction and filed a Form 8-K with the SEC announcing the entry into the Business Combination Agreement. However, we may be unable to complete the e.GO Transaction within 24 months after the effective date of the registration statement for our IPO (assuming that we were to amend our amended and restated certificate of incorporation to extend the amount of time we have to complete our initial Business Combination beyond the 15 months from the closing of our IPO currently available). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in Trust Account included approximately $1,399,254 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO (assuming that we were to amend our amended and restated certificate of incorporation to extend the amount of time we have to complete our initial Business Combination beyond the 15 months from the closing of our IPO currently available), or October 19, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a Business Combination or our liquidation. Following such liquidation of the assets in our Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with our initial Business Combination or in the event we do not consummate our initial Business Combination.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial Business Combination, an extension or otherwise (iii) the structure of our initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with our initial Business Combination (or otherwise issued not in connection with our initial Business Combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete our initial Business Combination or for effecting redemptions and may affect our ability to complete our initial Business Combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the trust account due to a failure to complete our initial Business Combination within the requisite timeframe.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,000,000 units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Athena Consumer Acquisition Sponsor LLC (the “Sponsor”) generating gross proceeds of $10,000,000, Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $13,116,818, consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $466,818 of other costs. As described in Note 6, the $8,650,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Business Combination Agreement, dated as of July 28, 2022, by and among Athena Consumer Acquisition Corp., Next.e.GO Mobile SE, Next.e.GO B.V. and Time is Now Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 28, 2022).

2.2	First Amendment to Business Combination Agreement, dated as of September 29, 2022, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 3, 2022).

10.1	Sponsor Letter Agreement, dated as of July 28, 2022, by and among Athena Consumer Acquisition Corp., Athena Consumer Acquisition Sponsor LLC, Next.e.GO Mobile SE, Next.e.GO B.V. and certain individuals party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 28, 2022).

10.2	First Amendment to Sponsor Letter Agreement, dated as of September 29, 2022, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 3, 2022).

10.3	Forward Purchase Agreement, dated as of September 29, 2022, by and among Athena Consumer Acquisition Corp., Next.e.GO B.V., Next.e.GO Mobile SE and Vellar Opportunity Fund SPV LLC – Series 3 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 5, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA CONSUMER ACQUISITION CORP.

Date: November 21, 2022	By:	/s/ Angelina Smith
	Name:	Angelina Smith
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)