Form 10-K
period 2022-12-31
Athena Consumer Acquisition Corp.
filed 2023-03-31
CIK 1869141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-40921

ATHENA CONSUMER ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-1178222
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

442 5th Avenue New York, NY	10018
(Address of Principal Executive Offices)	(Zip Code)

(970) 925-1572

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	ACAQ.U	NYSE American LLC
Shares of Class A common stock, par value $0.0001 per share, included as part of the units	ACAQ	NYSE American LLC
Redeemable warrants, each exercisable for one share of Class A common stock for $11.50 per share	ACAQ WS	NYSE American LLC

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The Registrant’s units began trading on the New York Stock Exchange (the “NYSE”) on October 20, 2021 and the Registrant’s Class A common stock began separate trading on the NYSE on December 10, 2021. At June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $230,460,000, based on the closing price of $10.02 per share of Class A common stock reported on the NYSE on such date. On February 14, 2023, the Registrant voluntarily delisted the Registrant’s units, Class A common stock and warrants from the NYSE and the Registrant’s securities commenced trading on the NYSE American under the same symbols.

As of March 30, 2023, there were 3,108,936 shares of Class A common stock, par value $0.0001 per share, issued and outstanding, and 8,050,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no revenues;

●	our ability to complete our initial business combination, including the e.GO Business Combination (as defined below);

●	our expectations around the performance of the prospective target business or businesses, including the business of e.GO (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our ability to consummate an initial business combination due to the continued uncertainty resulting from the COVID-19 pandemic and the status of debt and equity markets;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance;

●	risks and uncertainties related to technology and consumer businesses; and

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Form 10-K.

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

On October 22, 2021, we consummated our initial public offering (the “IPO”) of 23,000,000 units (the “units”), including the issuance of 3,000,000 units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $230 million.

Simultaneously with the consummation of the IPO, we completed the private sale (the “private placement”) of an aggregate of 1,060,000 units (the “private placement units”) to Athena Consumer Acquisition Sponsor LLC (the “Sponsor”) at a purchase price of $10.00 per private placement unit, generating gross proceeds of $10,600,000.

Prior to the consummation of the IPO, on June 29, 2021, the Sponsor paid $25,000 to cover certain of our offering costs in exchange for 5,900,000 shares of our Class B common stock, par value $0.0001 per share (the “founder shares”), and on September 23, 2021, the Company effected a 1.36440678 for 1 stock split of its common stock, resulting in the Sponsor owning an aggregate of 8,050,000 founder shares. Up to 1,050,000 founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. In connection with the underwriters’ full exercise of their over-allotment option on October 22, 2021, the 1,050,000 founder shares were no longer subject to forfeiture.

A total of $234,600,000, comprised of $230,000,000 of the proceeds from the IPO (which amount includes $8,650,000 of the underwriters’ deferred underwriting commissions, which commissions were subsequently waived in full by Citigroup Global Markets Inc. (“Citi”) on December 8, 2022) and $4,600,000 of the proceeds of the sale of the private placement units, was placed in a U.S.-based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

The funds held in the Trust Account are invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations.

On December 21, 2022, we held a special meeting of stockholders (the “Special Meeting”), at which our stockholders voted in favor of a proposal to amend our amended and restated certificate of incorporation (the “Charter Amendment”) to provide us with the right to extend the date (the “Deadline Date”) by which we must consummate an initial business combination up to six times for an additional one month each time (each, an “Extension”), from January 22, 2023 to up to July 22, 2023. On the same date, we filed the Charter Amendment with the Secretary of State of the State of Delaware. A total of 20,951,064 shares of our Class A common stock were presented for redemption in connection with the Special Meeting, and there were 2,048,936 shares of Class A common stock held by public stockholders (the “public shares”) remaining outstanding following such redemptions.

If an Extension is implemented, the Sponsor or its designees will deposit into the Trust Account, as a loan, the lesser of (x) $121,000 or (y) $0.055 per public share multiplied by the number of public shares outstanding (the “Contribution”), on each of the following dates: (i) January 23, 2023; and (ii) one business day following our public announcement disclosing that our board of directors (the “Board”) has determined to extend the date by which we must consummate an initial business combination for an additional month in accordance with the Extension. As there were 2,048,936 public shares outstanding following redemptions in connection with the Special Meeting, the Contribution amount for each month of the Extension is equal to $112,691.48, which is the product of $0.055 per public share multiplied by the 2,048,936 public shares outstanding, or up to an aggregate of $676,148.88 in the event the Extension is effectuated for the full six months.

As of March 20, 2023, our Board has implemented three Extensions and has extended the Deadline Date from January 22, 2023 for three additional months to April 22, 2023. In connection with these Extensions, the Sponsor has deposited an aggregate of $338,074.44 into the Trust Account, with each Contribution of $112,691.48 deposited on January 23, 2023, February 17, 2023 and March 21, 2023.

As of December 31, 2022, there was $21,752,492 in cash and securities held in the Trust Account, which includes interest income available to us of $3,259,199. $13,612 of cash is held outside the Trust Account, available for working capital needs.

Effecting Our Initial Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

The rules of the NYSE require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions. While we consider it unlikely that our Board will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

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

Each of our directors and officers will own founder shares and/or private placement units following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

e.GO Business Combination

On July 28, 2022, we entered into a Business Combination Agreement (as amended by that certain first amendment to the Business Combination Agreement on September 29, 2022, and as it may be further amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Next.e.GO Mobile SE, a German company (“e.GO”), Next.e.GO B.V., a Dutch private limited liability company and a wholly-owned subsidiary of e.GO (“TopCo”), and Time is Now Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of TopCo (“Merger Sub”), for the Company’s initial business combination (the “e.GO Business Combination”). Pursuant to the Business Combination Agreement, among other things, (i) TopCo will issue to the holders of e.GO’s equity securities (the “e.GO Shareholders”) and convertible loan lenders of e.GO (the “Lenders”) an aggregate of up to 79,019,608 newly issued ordinary shares, par value $10.20 per share, of TopCo (the “TopCo Ordinary Shares”), representing aggregate consideration to the e.GO Shareholders of $800,000,000, 30,000,000 of such shares will be unvested and subject to an earn-out (the “Earn-Out Shares”), in exchange for the contribution by the e.GO Shareholders of all of the paid up no-par value shares of e.GO to TopCo and the convertible loans held by the Lenders, assuming that all e.GO Shareholders and Lender participate in the exchange; (ii) each issued and outstanding share of the Company’s Class A common stock will be automatically cancelled and extinguished and converted into one share of common stock, par value $0.0001 per share, of the surviving company (the “Surviving Company Common Stock”), (iii) each issued and outstanding share of the Company’s Class B common stock will be automatically cancelled and extinguished and converted into a number of shares of Surviving Company Common Stock calculated as the sum of (x) one plus (y) the lower of (a) the total amount funded under the credit agreement, dated September 29, 2022, between e.GO, Brucke Funding LLC, Brucke Agent LLC and certain lenders party thereto (the “Bridge Financing”), divided by $15,000,000 and multiplied with one-fifth and (b) one-fifth; (iv) TopCo will change its legal form from a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) to a Dutch public limited liability company (naamloze vennootschap); (v) Merger Sub will merge with and into the Company, with the Company being the surviving company and, after giving effect to the merger, becoming a direct, wholly-owned subsidiary of TopCo; (vi) each share of the Company’s common stock will be converted into one share of the Surviving Company Common Stock; (vii) immediately thereafter, each of the resulting shares of Surviving Company Common Stock will be automatically exchanged for one TopCo Ordinary Share; and (viii) each outstanding warrant to purchase a share of the Company’s Class A common stock will be converted into a warrant to purchase a TopCo Ordinary Share on the same contractual terms and conditions as were in effect with respect to each warrant prior to the e.GO Business Combination.

Shareholder Undertakings

On July 28, 2022, concurrently with the execution of the Business Combination Agreement, substantially all of the shareholders of e.GO (who will receive TopCo Ordinary Shares pursuant to and in accordance with the Business Combination Agreement) entered into a shareholder undertaking (the “Shareholder Undertaking”), by and among the Company, e.GO, and the e.GO shareholders party thereto, pursuant to which, among other things, each such e.GO shareholder (i) agreed to grant one or more powers of attorney authorizing the respective persons identified in such powers of attorney (acting on behalf of such e.GO shareholder), among other things, to execute and deliver the documents relating to the e.GO Business Combination to which such e.GO shareholder is or will be a party (including Dutch deeds of issue and German share transfer deeds, among other documents), (ii) undertook to take all necessary or desirable actions in connection with the transactions contemplated by the Business Combination Agreement and the other transaction documents, and (iii) agreed to certain covenants to support the transactions contemplated by the Business Combination Agreement and the other transaction documents (including by way of restrictions on the sale, disposition or transfer of such e.GO shareholder’s holdings in e.GO), in each case, on the terms and subject to the conditions set forth in the Shareholder Undertaking.

Lender Undertaking

On July 28, 2022, concurrently with the execution of the Business Combination Agreement, Lenders holding substantially all of the outstanding amount under the existing convertible loans entered into a lender undertaking (the “Lender Undertaking”), by and among the Company, e.GO, and the Lenders thereto, pursuant to which, among other things, each such Lender (i) agreed to grant one or more powers of attorney authorizing the respective persons identified in such powers of attorney (acting on behalf of such Lender), among other things, to execute and deliver the documents relating to the e.GO Business Combination to which such Lender is or will be a party, (ii) undertook to take all necessary or desirable actions in connection with the transactions contemplated by the Business Combination Agreement and the other transaction documents, and (iii) agreed to certain covenants to support the transactions contemplated by the Business Combination Agreement and the other transaction documents (including by ways of restriction on sale, transfer, disposition or conversion of the Lender’s respective rights and obligations as convertible loan lender), in each case, on the terms and subject to the conditions set forth in the Lender Undertaking.

Shareholder Lock-Up Agreement

On July 28, 2022, concurrently with the execution of the Business Combination Agreement, substantially all of e.GO’s shareholders entered into a lock-up agreement, pursuant to which they agreed not to effect any sale or distribution of any equity securities of TopCo issued to them at the closing of the e.GO Business Combination (the “Closing”) until the date that is six months after the Closing (each, a “Shareholder Lock-Up Agreement”) on the terms and subject to the conditions set forth in the Shareholder Lock-Up Agreement.

Sponsor Letter Agreement

On July 28, 2022, concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, e.GO, TopCo and certain of the Company’s officers and directors (the “Athena Insiders”) entered into a Sponsor Letter Agreement, which was amended on September 29, 2022 (as it may be further amended, supplemented or otherwise modified from time to time, the “Sponsor Letter Agreement”), pursuant to which, among other things, the Sponsor and the Athena Insiders have agreed to (i) vote all of its, his or her shares of the Company’s Class A common stock to approve and adopt the Business Combination Agreement and the e.GO Business Combination, (ii) waive its, his or her redemption rights with respect to its, his or her shares of the Company’s Class A common stock in connection with the e.GO Business Combination, (iii) not transfer any of its, his or her shares of the Company’s Class A common stock until the Closing or termination of the Business Combination Agreement (except in limited circumstances), (iv) not transfer (a) with respect to the Sponsor, 75% of its TopCo shares and (b) with respect to all other Athena Insiders any of its, his or her TopCo ordinary shares until the date that is 180 days after the Closing (except in limited circumstances), (v) waive any adjustment to the conversion ratio set forth in the Company’s amended and restated certificate of incorporation or any other anti-dilution or similar protection with respect to the shares of the Company’s Class B common stock held by the Sponsor or the Athena Insiders, in each case, subject to the terms and conditions contemplated by the Sponsor Letter Agreement.

Pursuant to the Sponsor Letter Agreement, TopCo will indemnify the Sponsor from and against certain liabilities relating to the e.GO Business Combination for a period of six years after the Closing and subject to an aggregate maximum indemnity of $4,000,000.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is anticipated to be $10.86 per public share as of March 30, 2023. Our initial stockholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and public shares they may hold in connection with the completion of our initial business combination.

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on the NYSE American, we will be required to comply with the NYSE’s stockholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE American. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares and private placement shares they hold and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As of the date hereof and as a result of redemptions in connection with the Special Meeting, our initial stockholders own approximately 81.6% of the total outstanding shares of our common stock. Accordingly, our initial stockholders will be able to approve our initial business combination, even if none of our public stockholders vote in favor of approving the initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction, whether they participate in or abstain from voting, or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

We originally had up to 15 months from the closing of our IPO, or until January 22, 2023, to consummate an initial business combination. However, our second amended and restated certificate of incorporation provides that we may extend the period of time to consummate a business combination up to six times for an additional one month each time, from January 22, 2023 to up to July 22, 2023 (the date which is 21 months from the closing of our IPO). As of March 20, 2023, our Board has implemented three Extensions and has extended the Deadline Date from January 22, 2023 for three additional months to April 22, 2023. If we are unable to complete our initial business combination by the Deadline Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the Deadline Date.

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

Periodic Reporting and Financial Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.athenaspac.com when such reports are available on the SEC’s website. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 442 5th Avenue, New York, NY 10018 or by telephone at (970) 925-1572. The information included on our website is not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in this section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	newly formed company without an operating history;

●	delay in receiving distributions from the Trust Account;

●	lack of opportunity to vote on our proposed business combination;

●	lack of protections afforded to investors of blank check companies;

●	deviation from acquisition criteria;

●	issuance of equity and/or debt securities to complete a business combination;

●	lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	negative interest rate for securities in which we invest the funds held in the Trust Account;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our Sponsor’s indemnification obligations;

●	warrant holders limited to exercising warrants only on a “cashless basis;”

●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

●	dependence on key personnel;

●	conflicts of interest of our Sponsor, officers and directors;

●	the delisting of our securities by the NYSE American;

●	dependence on a single target business with a limited number of products or services;

●	our stockholders’ inability to vote or redeem their shares in connection with our extensions;

●	shares being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	warrants adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	registration rights’ adverse effect on the market price of our common stock;

●	impact of COVID-19 and related risks;

●	uncertain geopolitical conditions resulting from the invasion of Ukraine by Russia;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations;

●	impact of rising inflation and interest rates;

●	uncertainty concerning the applicability of the Investment Company Act to SPAC;

●	impact of the excise tax included in the Inflation Reduction Act of 2022 on the value of our securities following the business combination and the amount of funds available for distribution;

●	tax consequences to business combinations;

●	exclusive forum provisions in our amended and restated certificate of incorporation; and

●	our ability to continue as a going concern.

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

Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares and private placement shares. As of the date hereof and as a result of redemptions in connection with the Special Meeting, our initial stockholders own approximately 81.6% of the total outstanding shares of our common stock. Accordingly, our initial stockholders will be able to approve our initial business combination, even if none of our public stockholders vote in favor of approving the initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our Board may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

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

The requirement that we complete our initial business combination by the Deadline Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by the Deadline Date, which is currently April 22, 2023 but may be extended by the Company up to three more times for an additional one month each time, to up to July 22, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by the Deadline Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.86 per share based on the amount held in the Trust Account as of March 30, 2023, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination by the Deadline Date. Our ability to complete our initial business combination may be adversely impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive $10.86 per share based on the amount held in the Trust Account as of March 30, 2023, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Deadline Date or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, or (iii) the redemption of our public shares if we are unable to complete an initial business combination by the Deadline Date, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by the Deadline Date is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond the Deadline Date before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

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

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the IPO and the sale of the private placement units not being held in the Trust Account are insufficient to allow us to operate for at least until April 22, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the IPO and the sale of the private placement units, only $1,450,000 will be available to us initially outside the Trust Account to fund our working capital requirements. We believe that, upon closing of the IPO, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least until April 22, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $10.86 per share based on the amount held in the Trust Account as of March 30, 2023, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than the $10.86 per share held in the Trust Account as of March 30, 2023.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of the IPO as well as our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.86 per public share held in the Trust Account as of March 30, 2023, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Deadline Date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the Deadline Date in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the Deadline Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE American corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our initial listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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

Unless we complete our initial business combination with an affiliated entity or our Board cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our public warrant agreement will require a vote of holders of at least a majority of the public warrants (which may include public warrants acquired by our Sponsor or its affiliates in the IPO or thereafter in the open market). In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by the Deadline Date or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered in the IPO, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the sale of private placement units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. If we amend such provisions of our amended and restated certificate of incorporation, we will provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own approximately 81.6% of our common stock (including the private placement shares), may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the Deadline Date or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to the IPO may be amended without stockholder approval.

Each of the agreements related to the IPO to which we are a party, other than the public warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, Sponsor, officers and directors; the registration rights agreement among us and our initial stockholders; the private placement units purchase agreement between us and our Sponsor; and the administrative services agreement among us, our Sponsor and an affiliate of our Sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement units and other securities held by our initial stockholders, Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our Board, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our Board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own approximately 81.6% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

We may issue notes or other debt securities, in addition to our Notes (as defined below) issued in connection with the first Extension, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus adversely impact the value of our stockholders’ investment in us.

We have, and we may choose to incur additional, substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may adversely impact our operations and profitability.

The net proceeds from the IPO and the sale of the private placement units provided us with $234,600,000 that we could use to complete our initial business combination (which amount included the $8,650,000 of deferred underwriting commissions that were subsequently waived in full by Citi on December 8, 2022). On December 21, 2022, we held a Special Meeting at which our stockholders voted in favor of the Charter Amendment, which provides us with the right to extend our Deadline Date up to six times for an additional one month each time, from January 22, 2023 to up to July 22, 2023. A total of 20,951,064 shares of our Class A common stock were presented for redemption in connection with the Special Meeting. Following the redemptions, there was approximately $21,750,000 in cash left in the Trust Account as of December 31, 2022. In addition, as of March 20, 2023, our Board has implemented three Extensions and has extended the Deadline Date from January 22, 2023 for three additional months to April 22, 2023. In connection with these Extensions, the Sponsor has deposited an aggregate of $338,074.44 into the Trust Account. As of March 30, 2023, there is $22,256,212 in cash held in the Trust Account, which we may use to complete our initial business combination.

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

Our Sponsor invested an aggregate of $10,625,000 in us in connection with the IPO, comprised of the $25,000 purchase price for the founder shares and the $10,600,000 purchase price for the private placement units. As a result, even if the trading price of our shares of common stock significantly declines, our Sponsor will stand to make significant profit on its investment in us. In addition, our Sponsor could potentially recoup its entire investment in us even if the trading price of our shares of common stock is less than $1.17 per share. As a result, our Sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our shares of common stock to decline, while our public stockholders who purchased their units in the IPO could lose significant value in their public shares. Our Sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker-performing or less established target business than would be the case if our Sponsor had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

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

The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 23,000,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 25.07% of the outstanding shares (including the private placement shares) after the IPO. Up to 1,050,000 of the founder shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment was exercised. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 1,060,000 private placement units at a price of $10.00 per unit, or $10,600,000, that will also be worthless if we do not complete our initial business combination. Each private placement unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share. These securities will also be worthless if we do not complete an initial business combination and our Sponsor and members of our Board acquired founder shares for approximately $0.003 per share and we offered units at a price of $10.00 per unit in the IPO; as a result, our Sponsor and members of our Board could make a substantial profit after the initial business combination even if public investors experience substantial losses and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Additionally, on January 17, 2023, we issued an Extension Note (as defined below) and a Working Capital Note (as defined below) to our Sponsor with a principal amount equal to $676,148.88 and $400,000.00, respectively. If a business combination is not consummated, any loans or advances under such Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the Deadline Date nears, which is the current deadline for our completion of an initial business combination.

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

Members of our management team and Board have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may be in the future be, affiliated. These activities may have an adverse effect on us, which may impeded our ability to consummate an initial business combination.

During the course of their careers, members of our management team and Board have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain of those persons, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert the attention and resources of the members of both our management team and our Board away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Risks Relating to our Securities

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than the $10.86 per share held in the Trust Account as of March 30, 2023.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than the $10.86 per share held in the Trust Account as of March 30, 2023.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by Deadline Date or with respect to any other material provisions relating to stockholders’ rights (including redemption rights) or pre-initial business combination activity; or (iii) absent an initial business combination by Deadline Date, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such change, we would likely receive minimal, if any, interest, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would otherwise receive upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. As indicated above, we completed our IPO on October 22, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. On July 28, 2022, or approximately nine months after the effective date of the registration statement for our IPO, we entered into the Business Combination Agreement for our initial business combination. However, we may be unable to complete the e.GO Business Combination within 24 months after the effective date of the registration statement for our IPO (assuming that we were to amend our second amended and restated certificate of incorporation to extend the amount of time we have to complete our initial business combination to or beyond 24 months from the closing of our IPO).

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company, including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act, based on the current views of the SEC. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2022, amounts held in Trust Account included approximately $3,259,199 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, in our discretion, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO (assuming that we are to amend our second amended and restated certificate of incorporation to extend the amount of time we have to complete our initial business combination to or beyond 24 months from the closing of our IPO), or October 19, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would otherwise receive upon any redemption or liquidation of the Company if the assets in the Trust Account had remained in U.S. government securities or money market funds. This means that the amount available for redemption may not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. For so long as the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the risk that we may be considered an unregistered investment company and required to liquidate is greater than that of a SPAC that has elected to liquidate such investments and to hold all funds in its Trust Account in cash (i.e., in one or more bank accounts). Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the NYSE American in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE American prior to our initial business combination, we must maintain certain financial, distribution and stock price levels, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to objective standards, the NYSE American may delist our securities if, in their discretionary opinion: (i) our financial condition and/or operating results appear unsatisfactory; (ii) it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make further dealings on NYSE American inadvisable; (iii) we sell or otherwise dispose of principal operating assets or cease to be an operating company; (iv) we fail to comply with the listing requirements of the NYSE American; or (v) any other event occurs or any condition exists which makes further dealings on the NYSE American unwarranted.

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE American’s initial listing requirements, which are more rigorous than the NYSE American’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE American. For instance, we will generally be required to have a stock price of at least $2.00 per share, a global market capitalization of at least $50,000,000, an aggregate market value of publicly-held shares of at least $15,000,000, stockholders’ equity of at least $4,000,000, a minimum of 400 round lot holders of our securities and a minimum of 1,000,000 publicly-held shares. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE American delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on the NYSE American, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE American, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the IPO, there were 75,940,000 and 1,950,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock upon the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. Immediately after the IPO, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond April 22, 2023 or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in the IPO;

●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

We have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a post-effective amendment to the registration statement relating to the IPO or a new registration statement covering the registration under the Securities Act of the Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreements. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

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

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our public warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

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

We issued warrants to purchase 11,500,000 shares of our Class A common stock as part of the units. Simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 1,060,000 private placement units at a price of $10.00 per unit, or $10,600,000. Each private placement unit consists of one private placement share and one-half of one private placement warrant and each private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 150,000 private placement-equivalent units, at the price of $10.00 per unit. The units would be identical to the private placement units. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants included in the private placement units are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by our Sponsor or its permitted transferees, (i) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination and (ii) they may be exercised by the holders on a cashless basis.

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

In addition, if we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by our Board, and in the case of any such issuance to our initial stockholders or their respective affiliates, without taking into account any founder shares held by them, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

The grant of registration rights to our initial stockholders and holders of our private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the IPO, our initial stockholders and their permitted transferees can demand that we register the private placement warrants, the shares of Class A common stock issuable upon exercise of the private placement warrants, the shares of Class A common stock issuable upon conversion of the founder shares, the shares of Class A common stock included in the private placement units and holders of unit that may be issued upon conversion of working capital loans may demand that we register such Class A common stock, warrants or the Class A common stock issuable upon exercise of such units and warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board and the ability of the Board to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

An investment in the IPO may result in uncertain or adverse U.S. federal income tax consequences.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on the NYSE American, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the Excise Tax are published. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear, and such interim operating rules are subject to change.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise, (iii) the structure of our initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our initial business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of forthcoming regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete our initial business combination or for effecting redemptions and may affect our ability to complete our initial business combination, fund future operations or make distributions to stockholders. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the Trust Account due to a failure to complete our initial business combination within the requisite timeframe.

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

We are a blank check company incorporated under the laws of the State of Delaware with no operating results, and we will not commence operations until obtaining funding through the IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that if the Company is unable to complete a business combination by the Deadline Date, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently utilize office space at 442 5th Avenue, New York, NY 10018 from our Sponsor. We have agreed to pay our Sponsor, through the earlier of our consummation of a business combination or our liquidation, a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are traded on the NYSE American under the symbols “ACAQ.U,” “ACAQ” and “ACAQ WS,” respectively.

Holders

As of March 1, 2023, there were two holders of record of our units, one holder of record of our Class A common stock and one holder of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board at such time.

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

On October 22, 2021, we consummated our IPO of 23,000,000 units, including the issuance of 3,000,000 units as a result of the underwriters’ exercise of their over-allotment option in full. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant, with each warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. Citi acted as the sole bookrunner and Ladenburg Thalmann & Co. acted as co-manager. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-258050). The SEC declared the registration statement effective on October 19, 2021.

Simultaneously with the consummation of the IPO, we consummated the private placement of 1,060,000 private placement units to the Sponsor at a purchase price of $10.00 per unit, generating gross proceeds of $10,600,000. Each private placement unit consists of one share of Class A common stock and one-half of one warrant. Each whole warrant is exercisable to purchase one whole share of common stock at $11.50 per share. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private placement units are identical to the units sold in the IPO, except that the private placement units (and the shares of Class A common stock and private placement warrants underlying the private placement units) are not transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions, and the private placement warrants are exercisable on a cashless basis.

Of the gross proceeds received from the IPO and private placement of private placement units, $234,600,000 was placed in the Trust Account.

On October 22, 2021, we paid a total of $4,000,000 in underwriting fees and $466,818 for other costs and expenses related to the IPO. In addition, on October 19, 2021, the underwriters agreed to defer $8,650,000 in underwriting fees, which fees would become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completed a business combination, subject to the terms of the underwriting agreement. On December 8, 2022, Citi, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,650,000 in full, pursuant to a deferred fee waiver letter agreement between Citi and the Company.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Form 10-K to “we,” “us” or the “Company” refer to Athena Consumer Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Athena Consumer Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Overview

Athena Consumer Acquisition Corp. was incorporated in Delaware on June 4, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses.

On July 28, 2022, the Company entered into a Business Combination Agreement, by and among the Company, e.GO, TopCo, and Merger Sub, for the Company’s initial business combination. Pursuant to the Business Combination Agreement, among other things, (i) TopCo will issue to the e.GO Shareholders and Lenders an aggregate of up to 79,019,608 TopCo Ordinary Shares, representing aggregate consideration to the e.GO Shareholders of $800,000,000, which will include 30,000,000 Earn-Out Shares, in exchange for the contribution by the e.GO Shareholders of all of the paid up no-par value shares of e.GO to TopCo and the convertible loans held by the Lenders, assuming that all e.GO Shareholders and Lender participate in the exchange; (ii) each issued and outstanding share of the Company’s Class A common stock will be automatically cancelled and extinguished and converted into one share of Surviving Company Common Stock, (iii) each issued and outstanding share of the Company’s Class B common stock will be automatically cancelled and extinguished and converted into a number of shares of Surviving Company Common Stock calculated as the sum of (x) one plus (y) the lower of (a) the total amount funded under the Bridge Financing, divided by $15,000,000 and multiplied with one-fifth and (b) one-fifth; (iv) TopCo will change its legal form from a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) to a Dutch public limited liability company (naamloze vennootschap); (v) Merger Sub will merge with and into the Company, with the Company being the surviving company and, after giving effect to the merger, becoming a direct, wholly-owned subsidiary of TopCo; (vi) each share of the Company’s common stock will be converted into one share of the Surviving Company Common Stock; (vii) immediately thereafter, each of the resulting shares of Surviving Company Common Stock will be automatically exchanged for one TopCo Ordinary Share; and (viii) each outstanding warrant to purchase a share of the Company’s Class A common stock will be converted into a warrant to purchase a TopCo Ordinary Share on the same contractual terms and conditions as were in effect with respect to each warrant prior to the e.GO Business Combination.

We expect to continue to incur significant costs in the pursuit of our business combination plans. We cannot assure you that our plans to complete the e.GO Business Combination or any business combination will be successful.

Results of Operations

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the IPO, and since the offering, the search for a prospective business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account. Most of the Company’s expenses for the year ended December 31, 2022 are related to the transaction described in Note 6 of the financial statements.

For the year ended December 31, 2022, we had a net loss of $2,241,341, which consists of operating expenses of $4,510,308, change in fair value of derivative forward purchase agreement of $300,000 and income tax expense of $690,232, offset by income on cash and investments held in Trust account of $3,259,199.

For the period from June 4, 2021 (inception) through December 31, 2021, we had a net loss of $217,801 which consists of operating expenses of $237,285 offset by income on investments held in Trust Account of $4,169 and other income of $16.

Going Concern and Capital Resources

The registration statement on Form S-1, as amended, for the Company’s IPO was declared effective on October 19, 2021. On October 22, 2021, the Company consummated the IPO of 20,000,000 units. Each unit consists of one share of Class A common stock and one-half of a redeemable warrant (each, a “Public Warrant”). The units were sold at a price of $10.00 per unit, generating gross proceeds of $200,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,000,000 private placement units at a price of $10.00 per private placement unit in a private placement to the Company’s Sponsor, generating gross proceeds of $10,000,000, which is described in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,000,000 additional units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option, generating additional gross proceeds of $30,000,000. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 60,000 private placement units to the Sponsor, generating gross proceeds of $600,000.

Following the closing of the IPO and exercise of the over-allotment, $234,600,000 ($10.20 per unit) from the net proceeds of the sale of the units in the IPO and the private placement units was placed in the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account.

For the year ended December 31, 2022, $943,033 of cash was used in operating activities.

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

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit. The units would be identical to the private placement units. As of December 31, 2022, there were no Working Capital Loans outstanding.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, the Company has until April 22, 2023 to consummate the proposed business combination. It is uncertain that the Company will be able to consummate the proposed business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution and liquidity condition, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 22, 2023. The Company intends to complete the proposed business combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by April 22, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter is entitled to deferred underwriting commissions of $8,650,000 consisting of the $8,050,000 deferred portion and the $600,000 cash discount agreed to be deferred until business combination. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement. On December 8, 2022, Citi, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,650,000 in full, pursuant to a deferred fee waiver letter agreement between Citi and the Company.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Immediately upon the closing of the IPO, we recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

Reference is made to pages F-1 through F-24 comprising a portion of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by COSO in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Isabelle Freidheim	42	Chairperson of the Board of Directors
Jane Park	53	Chief Executive Officer and Director
Jennifer Carr-Smith	51	Chief Operating Officer and President
Angelina Smith	49	Chief Financial Officer
Kay Koplovitz	77	Director
Doris Robinson	62	Director
Sarah Kauss	47	Director

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

Ms. Carr-Smith is currently founder and President of JCS Advisory, LLC, an independent advisory and consulting services firm (2015-present). She currently serves as an independent director, chair of the compensation committee and as a member or the audit committee at Blue Apron, Inc. (NYSE: APRN), which operates direct-to-consumer platforms and an e-commerce market (2020-present). Ms. Carr-Smith also currently serves as a non-executive director and member of the nomination, sustainability and people performance committees at Woolworths Group Ltd (ASX: WOW), a retail store operator (2019-present). In addition to her public company board service, Ms. Carr-Smith also currently serves as an independent director for venture capital-backed companies, Full Harvest Technologies, which operates a B2B marketplace connecting food and beverage companies with farms to buy surplus and imperfect produce (2020-present), and Zeal Grass Milk Creamery, a milk products company (2020-present), and as an independent director and member of the Audit, Compensation and Nomination Committees at Perdue Farms, a private food and agriculture company (2019-present). Ms. Carr-Smith has also served as Chair of the Board at Swap.com (2018-2019) and as an independent director and member of the audit and compensation committees at F&W Media (2009-2014). In addition to her board experience, between 2015 and present, Ms. Carr-Smith has also served as SVP, General Manager, North America at Groupon and as Chief Executive Officer/President at Peapod, an Ahold Delhaize company.

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

Ms. Robinson serves as a director for Accel Entertainment (NYSE: ACEL) (Nominating/Governance and Compliance committees), one of the leading terminal operators of slot machines and amusement equipment; and Wintrust Bank, N.A. (Audit and Risk), the largest commercial chapter bank of Wintrust Financial (Nasdaq: WTFC). She is chairwoman of PGA WORKS and trustee of PGA REACH, the charitable foundation of the PGA of America; serves on the executive committee of C200; and the advisory board of Women Business Collaborative. Previous board experience includes the Illinois Gaming Board, Meridian Health Care, La Rabida Children’s Hospital and Fetzer Institute. Since 2020, Ms. Robinson also serves as Principal at Disruption Global, a firm specializing in innovative strategies, training and metrics to win at diversity and inclusion. Ms. Robinson has been recognized as a HistoryMaker, Chicago United Business Leader of Color, Private Company Director Magazine’s Director to Watch, WomenInc.’s 2019 Most Influential Corporate Director and Diversity MBA Magazine’s Top 100 Women of Influence. Recently, she received the National Civic Award. Her memberships include Women Corporate Directors, The Chicago Network and the Chicago Economics Club.

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

Sarah Kauss has served as a director of Athena Consumer Acquisition Corp. since January 3, 2022. Ms. Kauss has also served as an advisor with Avignon Partners, an advisory and consulting services firm, since March 2022. Ms. Kauss is the Founder of S’well, a reusable, insulated products manufacturer, wholesaler and retailer, and served as its Chief Executive Officer and Chairwoman from 2010 until March 2022. Previously, Ms. Kauss worked as a CPA for Ernst & Young. Ms. Kauss is a consumer products leader with a track record in launching companies, building multi-million dollar successful brands, and assembling high performance senior leadership teams. Ms. Kauss is a successful global entrepreneur, product design expert and has deep experience in partnering with multinational corporations to become more sustainable and meet environmental goals. Ms. Kauss received a bachelor’s in accounting from the University of Colorado Boulder and a MBA from Harvard Business School. Ms. Kauss is well-qualified to serve on our Board because of her extensive entrepreneurial experience and experience in consumer goods.

Number and Terms of Office of Officers and Directors

Our Board consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE American corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our initial listing on the NYSE. The term of office of the first class of directors, consisting of Doris Robinson, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Kay Koplovitz and Sarah Kauss, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Isabelle Freidheim and Jane Park, will expire at the third annual meeting of stockholders.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Committees of the Board of Directors

Our Board has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE American and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE American require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the Board. Kay Koplovitz, Doris Robinson and Sarah Kauss serve as members of our audit committee, and Kay Koplovitz chairs the audit committee. Under the NYSE American listing standards and applicable SEC rules, all the directors on the audit committee must be independent and the audit committee must have at least three members. Each of Kay Koplovitz, Doris Robinson and Sarah Kauss meet the independent director standard under the NYSE American listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our Board has determined that Kay Koplovitz qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

We have established a compensation committee of the Board. Doris Robinson and Kay Koplovitz serve as members of our compensation committee. Doris Robinson chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our Board with respect to (or approving, if such authority is so delegated by our Board) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $10,000 per month, until the earlier of the consummation of our business combination or our liquidation, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE American and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Kay Koplovitz and Doris Robinson. Kay Koplovitz serves as chairperson of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board;

●	developing, recommending to the Board and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE American.

Director Nominations

Our nominating and corporate governance committee will recommend to the Board candidates for nomination for election at the annual meeting of the stockholders. Prior to our initial business combination, the Board will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders).

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Isabelle Freidheim	Athena Technology Acquisition Corp. II	Fintech, deep tech and health-tech	Chairperson of the Board and Chief Executive Officer
	The Good for Growth Company	Technology, environmental sustainability	Director

Jane Park	TokkiWrap LLC	Gifting technology company	Founder and Chief Executive Officer

Jennifer Carr-Smith	JCS Advisory, LLC	Advisory and Consulting Services	Founder and President
	Blue Apron, Inc.	Direct-to-consumer platforms and e-commerce market	Director
	Woolworths Group Ltd	Retail store operator	Non-Executive Director
	Full Harvest Technologies	B2B marketplace	Director
	Zeal Grass Milk Creamery	Milk products	Director
	Perdue Farms	Food and agriculture	Director

Kay Koplovitz	Springboard Enterprises	Non-profit Accelerator	Co-Founder and Chair
	Springboard Growth Capital	Investment	Co-Founder and Managing Partner
	Veniam	Network Technology	Director
	Athena Technology Acquisition Corp.	Technology, direct to consumer and fintech	Director

Angelina Smith	Conta Consulting LLC	Consulting Services (financial and operational processes)	Founder
	Central Washington University Foundation	Foundation	Chair

Doris Robinson	Robinson Hill, Inc.	Restaurant and retail concessions management	Founder, President and Chief Executive Officer
	Accel Entertainment	Distributed gaming operator	Director
	Wintrust Bank, N.A.	Commercial Banking	Director
	C200	Global organization for women business leaders	Executive Committee
	PGA REACH	Charitable Foundation	Trustee and Director
	PGA WORKS	Strategic initiative funded by PGA REACH	Chair
	Women Business Collaborative	Alliance of business women’s organizations	Advisory Director

Sarah Kauss	Avignon Partners	Advisory and Consulting Services	Advisor

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

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in the IPO or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.

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

Item 11. Executive Compensation.

None of our directors has received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we will pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

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

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2023 by:

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

The beneficial ownership of our common stock is based on 11,158,936 shares of common stock issued and outstanding as of December 31, 2022, consisting of 3,108,936 shares of Class A common stock issued and outstanding and 8,050,000 shares of Class B common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock	Number of Shares of Class B Common Stock Beneficially Owned(2)	Approximate Percentage of Outstanding Class B Common Stock
Athena Consumer Acquisition Sponsor LLC(3)	1,060,000	34.10%	8,050,000	100%
Isabelle Freidheim(3)	1,060,000	34.10%	8,050,000	100%
Jane Park	—	—	—	—
Jennifer Carr-Smith	—	—	—	—
Kay Koplovitz	—	—	—	—
Doris Robinson	—	—	—	—
Angelina Smith	—	—	—	—
Sarah Kauss	—	—	—	—
All executive officers and directors as a group (seven individuals)	1,060,000	34.10%	8,050,000	100%

(1)	Unless otherwise noted, the business address of each of the following is 442 5th Avenue, New York, NY 10018.

(2)	Interests shown consist of founder shares, classified as Class B common stock, and private placement shares after the IPO. Such shares will automatically convert into shares of Class A common stock upon the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	Athena Consumer Acquisition Sponsor LLC, our Sponsor, is the record holder of the shares reported herein. Isabelle Freidheim is the managing member of our Sponsor, and as such has voting and investment discretion with respect to the common stock held of record by our Sponsor. By virtue of these relationship, Isabelle Freidheim may be deemed to have beneficial ownership of the securities held of record by our Sponsor. Ms. Freidheim disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest she may have therein, directly or indirectly.

Name and Address of Beneficial Owner	Number of Shares of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock
Five Percent Holders
Shaolin Capital Management LLC(1)	198,000	6.37%
Moore Capital Management, LP(2)	300,000	9.65%
AQR Capital Management, LLC(3)	197,930	6.37%
Castle Creek Arbitrage, LLC(4)	200,000	6.43%
CC Arb West, LLC(4)	184,000	5.92%

(1)	According to a Schedule 13G filed with the SEC on February 14, 2023 on behalf of Shaolin Capital Management LLC, a Delaware limited liability company, the address of the business office of such reporting person is 230 NW 24th Street, Suite 603, Miami, FL 33127.

(2)	According to a Schedule 13G filed with the SEC on February 14, 2023 on behalf of Moore Capital Management, LP, a Delaware limited partnership, MMF LT, LLC, a Delaware limited liability company, Moore Global Investments, LLC, a Delaware limited liability company, Moore Capital Advisors, L.L.C., a Delaware limited liability company, and Louis M. Bacon, a United States citizen, the address of the business office of such reporting persons is 11 Times Square, 39th Floor, New York, NY 10036.

(3)	According to a Schedule 13G filed with the SEC on February 14, 2023 on behalf of AQR Capital Management, LLC, a Delaware limited liability company, AQR Capital Management Holdings, LLC, a Delaware limited liability company, and AQR Arbitrage, LLC, a Delaware limited liability company, the address of the business office of such reporting persons is One Greenwich Plaza, Greenwich, CT 06830.

(4)	According to a Schedule 13G/A filed with the SEC on February 13, 2023 on behalf of Castle Creek Arbitrage, LLC (“Castle Creek”), a Delaware limited liability company, Mr. Allan Weine, a United States citizen and the principal beneficial owner of Castle Creek, CC ARB West, LLC, a Delaware limited liability company, and CC Arbitrage, Ltd., a Cayman Island company, the address of the business office of such reporting persons is 111 W. Beaver Creek Blvd., PO Box 3500, Avon, CO 81620.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On June 29, 2021, the Sponsor paid certain costs totaling $25,000 on behalf of the Company as consideration for 5,900,000 shares of Class B common stock, and on September 23, 2021, the Company effected a 1.36440678 for 1 stock split of its common stock, so that the Sponsor owns an aggregate of 8,050,000 founder shares. The Sponsor paid approximately $0.003 per share for the founder shares. The founder shares will automatically convert into shares of Class A common stock at the time of the Company’s initial business combination and are subject to certain transfer restrictions. Holders of founder shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The Sponsor agreed to forfeit up to 1,050,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Sponsor would own, on an as-converted basis, 25.07% of the Company’s issued and outstanding shares (including the private placement shares) after the IPO. In connection with the underwriters’ full exercise of their over-allotment option on October 22, 2021, the 1,050,000 shares were no longer subject to forfeiture, resulting in the Sponsor holding 8,050,000 founder shares.

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

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, and with the exception of the Notes (as defined below), the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The warrants would be identical to the private placement warrants.

In connection with the Sponsor’s Contribution for the first Extension, on January 17, 2023, we issued an unsecured promissory note to the Sponsor with a principal amount equal to $676,148.88 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make to us in the future for working capital expenses in connection with our initial business combination, we issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $400,000.00 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, or (b) the date of our liquidation. If we do not consummate an initial business combination by the Deadline Date, the Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Notwithstanding the foregoing, under both Notes, following the closing of our initial business combination, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Note into units of the post-business combination entity at $10.00 per unit (the “Conversion Units”), with each unit being identical to the private placement units sold to the Sponsor in connection with our IPO. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Notes.

Sponsor Letter Agreement in connection with e.GO Business Combination

On July 28, 2022, concurrently with the execution of the Business Combination Agreement, Athena, the Sponsor, e.GO, TopCo and Athena Insiders entered into a Sponsor Letter Agreement, pursuant to which, among other things, the Sponsor and Athena Insiders to (i) vote all of its, his or her shares of Athena common stock to approve and adopt the Business Combination Agreement and the Business Combination, (ii) waive its, his or her redemption rights with respect to its, his or her shares of Athena common stock in connection with the e.GO Business Combination, (iii) not transfer any of its, his or her shares of Athena common stock until the Closing or termination of the Business Combination Agreement (except in limited circumstances), (iv) not transfer any of its, his or her TopCo Ordinary Shares until the date that is 180 days after the Closing (except in limited circumstances), (v) waive any adjustment to the conversion ratio set forth in Athena’s amended and restated certificate of incorporation or any other anti-dilution or similar protection with respect to the shares of Athena Class B common stock held by the Sponsor or Athena Insiders, in each case, subject to the terms and conditions contemplated by the Sponsor Letter Agreement.

On September 29, 2022, Athena and e.GO entered into an amendment to that certain Sponsor Letter Agreement, by and between Athena and e.GO, Athena Consumer Acquisition Sponsor LLC, TopCo and the Athena Insiders, dated as of July 28, 2022, pursuant to which, among other things, the parties agreed to amend the Sponsor Letter Agreement so that 75%, rather than all, of the ordinary shares, nominal value of €0.12 per share, of TopCo to be issued to the Sponsor in connection with the Business Combination will be subject to the lock-up restrictions set forth in the Sponsor Letter Agreement.

In connection with the e.Go Business Combination, we also expect to enter into the Amended and Restated Registration Rights Agreement in connection with the closing of the Share Acquisition.

Administrative Services Agreement

We entered into an agreement with the Sponsor whereby, commencing on October 20, 2021 through the earlier of the consummation of a business combination and our liquidation, we agreed to pay the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support.

As of December 31, 2022, the Company incurred $150,000 of administrative services under this arrangement.

Director Independence

The NYSE American listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an executive officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the NYSE American listing standards and applicable SEC rules.

Our Board has determined that each of Kay Koplovitz, Doris Robinson and Sarah Kauss is an “independent director” under applicable SEC and NYSE rules.

Item 14. Principal Accounting Fees and Services.

WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2022 and for the period from June 4, 2021 (inception) through December 31, 2021, fees were approximately $82,700 and $93,875, respectively, for the services Withum performed in connection with our IPO, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and the audit of our December 31, 2022 and 2021 financial statements included in this Form 10-K.

Audit-Related Fees. For the year ended December 31, 2022 and for the period from June 4, 2021 (inception) through December 31, 2021, Withum did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2022 and for the period from June 4, 2021 (inception) through December 31, 2021, there were no fees for services rendered to us for tax compliance, tax advice and tax planning by Withum.

All Other Fees. For the year ended December 31, 2022 and for the period from June 4, 2021 (inception) through December 31, 2021, fees were approximately $208,000 and $0, respectively, for services related to other services and permitted due diligence services related to potential business combination.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

(a)	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Financial Statement Schedules: All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of July 28, 2022, by and among Athena Consumer Acquisition Corp., Next.e.GO Mobile SE, Next.e.GO B.V. and Time is Now Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 28, 2022).

2.2	First Amendment to Business Combination Agreement, dated as of September 29, 2022, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 3, 2022).

3.1	Amended and Restated Certificate of Incorporation, filed on October 19, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 25, 2021).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Athena Consumer Acquisition Corp., filed on December 22, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on December 22, 2022).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-258050), filed with the Securities and Exchange Commission on October 8, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-258050), filed with the Securities and Exchange Commission on October 8, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-258050), filed with the Securities and Exchange Commission on October 8, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-258050), filed with the Securities and Exchange Commission on October 8, 2021).

4.4	Amended and Restated Public Warrant Agreement, dated March 24, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-40921), filed with the Securities and Exchange Commission on March 24, 2022).

4.5	Amended and Restated Private Warrant Agreement, dated March 24, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-40921), filed with the Securities and Exchange Commission on March 24, 2022).

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-40921), filed with the Securities and Exchange Commission on March 24, 2022).

10.1	Letter Agreement among the Company, its officers, its directors and Athena Consumer Acquisition Sponsor LLC, dated as of October 19, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 25, 2021).

10.2	Investment Management Trust Agreement by and between the Company and Continental Stock Transfer & Trust Company, dated as of October 19, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 25, 2021).

10.3	Registration Rights Agreement, dated October 19, 2021, by and among the Company and Athena Consumer Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 25, 2021).

10.4	Private Placement Units Purchase Agreement by and between the Company and Athena Consumer Acquisition Sponsor LLC, dated as of October 19, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 25, 2021).

10.5	Administrative Services Agreement by and between the Company and Athena Consumer Acquisition Sponsor LLC, dated as of October 19, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 25, 2021).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-258050), filed with the Securities and Exchange Commission on October 8, 2021).

10.7	Securities Subscription Agreement by and between the Company and Athena Consumer Acquisition Sponsor LLC, dated June 4, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Form Registration Statement on Form S-1 (File No. 333-258050), filed with the Securities and Exchange Commission on October 8, 2021).

10.8	Sponsor Letter Agreement, dated as of July 28, 2022, by and among Athena Consumer Acquisition Corp., Athena Consumer Acquisition Sponsor LLC, Next.e.GO Mobile SE, Next.e.GO B.V. and certain individuals party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 28, 2022).

10.9	First Amendment to Sponsor Letter Agreement, dated as of September 29, 2022, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 3, 2022).

10.10	Extension Promissory Note, dated as of January 17, 2023, between Athena Consumer Acquisition Corp. and Athena Consumer Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on January 17, 2023).

10.11	Working Capital Promissory Note, dated as of January 17, 2023, between Athena Consumer Acquisition Corp. and Athena Consumer Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on January 17, 2023).

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1 (File No. 333-258050), filed with the Securities and Exchange Commission on October 8, 2021).

24	Power of Attorney (included on signature page).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2023	ATHENA CONSUMER ACQUISITION CORP.

	By:	/s/ Jane Park
		Name:	Jane Park
		Title:	Chief Executive Officer and Director

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

/s/ Jane Park	Chief Executive Officer and Director	March 30, 2023
Jane Park	(Principal Executive Officer)

/s/ Angelina Smith	Chief Financial Officer	March 30, 2023
Angelina Smith	(Principal Financial and Accounting Officer)

/s/ Jennifer Carr-Smith	Chief Operating Officer and President	March 30, 2023
Jennifer Carr-Smith

/s/ Isabelle Freidheim	Chairperson of the Board of Directors	March 30, 2023
Isabelle Freidheim

/s/ Kay Koplovitz	Director	March 30, 2023
Kay Koplovitz

/s/ Doris Robinson	Director	March 30, 2023
Doris Robinson

/s/ Sarah Kauss	Director	March 30, 2023
Sarah Kauss

Athena Consumer Acquisition Corp

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Athena Consumer Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Athena Consumer Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and the period from June 4, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from June 4, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 22, 2023 (subject to extension, up to three additional times, each by one month for a total of up to 3 additional months or up to July 22, 2023) then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York

March 30, 2023

PCAOB ID Number 100

ATHENA CONSUMER ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$13,612	$850,615
Prepaid expenses and other assets	261,230	326,707
Total current assets	274,842	1,177,322
Prepaid expenses - non current	-	249,048
Deferred tax asset	-	15,299
Cash and Investments held in Trust Account	21,752,492	234,604,169
TOTAL ASSETS	$22,027,334	$236,045,838

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,304,154	$28,421
Income tax payable	674,933	-
Franchise tax payable	58,857	77,036
Total current liabilities	4,037,944	105,457

Derivative liability – Forward Purchase Agreement	1,730,000	-
Deferred underwriting fee payable	8,650,000	8,650,000
TOTAL LIABILITIES	14,417,944	8,755,457

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A common stock subject to possible redemption, $0.0001 par value, 2,048,936 and 23,000,000 shares at redemption value of $10.28 and $10.20 per share at December 31, 2022 and 2021, respectively	21,061,039	234,600,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2022 and 2021	-	-
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 1,060,000 shares issued and outstanding (excluding 2,048,936 and 23,000,000 shares subject to possible redemption) at December 31, 2022 and 2021	106	106
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 8,050,000 shares issued and outstanding at December 31, 2022 and 2021	805	805
Additional paid-in capital	-	-
Accumulated deficit	(13,452,560)	(7,310,530)
TOTAL STOCKHOLDERS’ DEFICIT	(13,451,649)	(7,309,619)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$22,027,334	$236,045,838

The accompanying notes are an integral part of the financial statements.

ATHENA CONSUMER ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the period from June 4, 2021 (Inception) Through December 31,
	2022	2021
OPERATING EXPENSES
General and administrative	$4,515,112	$237,285
Total operating expenses	4,515,112	237,285

OTHER INCOME
Income on cash and investments held in Trust Account	3,259,199	4,169
Other income	-	16
Change in fair value of derivative liability – Forward Purchase Agreement	(300,000)	-
Total other income, net	2,959,199	4,185

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,555,913)	(233,100)
Benefit from (provision for) income taxes	(690,232)	15,299
Net loss	$(2,246,145)	$(217,801)

Weighted average shares outstanding of Class A common stock	23,198,997	8,096,019
Basic and diluted net loss per share, Class A	$(0.07)	$(0.01)
Weighted average shares outstanding of Class B common stock	8,050,000	7,353,318
Basic and diluted net loss per share, Class B	$(0.07)	$(0.01)

The accompanying notes are an integral part of the financial statements.

ATHENA CONSUMER ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM JUNE 4, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 04, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of common stock to initial stockholders	—	—	8,050,000	805	24,195	—	25,000

Sale of private placement warrants	1,060,000	106	—	—	10,599,894	—	10,600,000

Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	14,438,579	—	14,438,579

Accretion for redeemable Class A common stock to redemption value	—	—	—	—	(25,062,668)	(7,092,729)	(32,155,397)

Net loss	—	—	—	—	—	(217,801)	(217,801)

Balance, December 31, 2021	1,060,000	106	8,050,000	805	—	(7,310,530)	(7,309,619)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(2,465,885)	(2,465,885)

Initial value of Derivative Liability – Forward Purchase Agreement	—	—	—	—	—	(1,430,000)	(1,430,000)

Net loss	—	—	—	—	—	(2,246,145)	(2,246,145)

Balance, December 31, 2022	1,060,000	$106	8,050,000	$805	$—	$(13,452,560)	$(13,451,649)

The accompanying notes are an integral part of the financial statements.

ATHENA CONSUMER ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from June 4, 2021 (Inception) through December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,246,145)	$(217,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on cash and investments held in Trust Account	(3,259,199)	(4,169)
Deferred tax asset	15,299	(15,299)
Change in fair value of derivative liability – Forward Purchase Agreement	300,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	314,525	(575,755)
Accounts payable and accrued expenses	3,275,733	28,421
Income tax and franchise tax payable	656,754	77,036
Net cash used in operating activities	(943,033)	(707,567)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	-	(234,600,000)
Cash withdrawn from trust in connection with redemption	216,004,846	-
Withdrawal from Trust Account for payment of taxes	106,030	-
Net cash provided by (used in) investing activities	216,110,876	(234,600,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters’ discount	-	226,000,000
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from private placement	-	10,600,000
Redemptions of Class A common stock	(216,004,846)	-
Payment of offering costs	-	(466,818)
Net cash provided by financing activities	(216,004,846)	236,158,182

NET CHANGE IN CASH	(837,003)	850,615
CASH, BEGINNING OF PERIOD	850,615	-
CASH, END OF PERIOD	$13,612	$850,615

Supplemental disclosure of noncash activities:
Deferred underwriting commissions payable charged to additional paid-in capital	$-	$8,650,000
Initial value of derivative liability – Forward Purchase Agreement	$1,430,000	-

The accompanying notes are an integral part of the financial statements.

ATHENA CONSUMER ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective on October 19, 2021. On October 22, 2021, the Company consummated the IPO and overallotment option of 23,000,000 units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $230,000,000, which is discussed in Note 3.

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

If the Company is unable to complete a Business Combination by April 22, 2023, 18 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On December 16, 2022, the Company issued a press release announcing that, if the Extension Amendment is approved at the Extension Meeting and the Extension is implemented, the Sponsor or its designees will deposit into the Trust Account as a loan (a “Contribution”, and the Sponsor or its designee making such Contribution, a “Contributor”), the lesser of (x) $121,000 or (y) $0.055 per public share multiplied by the number of public shares outstanding, on each of the following dates: (i) January 23, 2023; and (ii) one business day following the public announcement by the Company disclosing that Athena’s board of directors has determined to extend the Deadline Date for an additional month in accordance with the Extension (each date on which a Contribution is to be deposited into the Trust Account, a “Contribution Date”).

On December 21, 2022, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the proposed amendment, the “Charter Amendment”) to provide the Company with the right to extend the date (the “Deadline Date”) by which the Company must consummate a Business Combination up to six times for an additional one month each time, from January 22, 2023 (the date which is 15 months from the closing date of the IPO) to up to July 22, 2023 (the date which is 21 months from the closing date of the IPO) (the “Extension Amendment Proposal”).

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because the Company is a Delaware corporation and its securities are trading on the NYSE American, the Company is a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the Excise Tax are published. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear, and such interim operating rules are subject to change.

Whether and to what extent the Company would be subject to the Excise Tax on a redemption of shares of Class A common stock or other stock issued by the Company would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with the initial Business Combination, an extension or otherwise, (iii) the structure of the initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with the initial Business Combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of forthcoming regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by the Company and not by the redeeming holder, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete the initial Business Combination or for effecting redemptions and may affect the Company’s ability to complete the initial Business Combination, fund future operations or make distributions to stockholders. In addition, the Excise Tax could cause a reduction in the per share amount payable to the public stockholders in the event the Company liquidates the Trust Account due to a failure to complete the initial Business Combination within the requisite timeframe.

Going Concern and Capital Resources

As of December 31, 2022, the Company had $13,612 in its operating bank accounts, $21,752,492 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $3,763,102. As of December 31, 2022, approximately $3,259,199 of the amount on deposit in the Trust Account represented interest and dividend income, which is available to pay the Company’s tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until April 22, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and liquidity condition, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 22, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by April 22, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $13,612 and $850,615 of cash as of December 31, 2022 and 2021, respectively, and no cash equivalents.

Cash and Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

As of December 31, 2022 and 2021, the Company had $21,752,492 and $234,604,169 in cash and investments held in Trust Account, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for December 31. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 2,048,936 and 23,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets, respectively.

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

As of December 31, 2022 and 2021, the shares of Class A common stock subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Fair value of Public Warrants at issuance	(15,310,355)
Class A shares issuance costs	(12,245,042)
Plus:
Add: Accretion of carrying value to redemption value	32,155,397
Class A common stock subject to possible redemption at December 31, 2021	234,600,000
Add: Accretion of carrying value to redemption value	2,465,885
Less: Redemption of common stock subject to possible redemption	(216,004,846)
Class A common stock subject to possible redemption	$21,061,039

Net Loss Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. On December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	Year Ended December 31, 2022		For the Period from June 4, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss, as adjusted	$(1,667,519)	$(578,626)	$(106,139)	$(111,662)
Denominator:
Weighted average shares outstanding	23,198,997	8,050,000	8,096,019	7,353,318

Basic and diluted net loss per common share	$(0.07)	$(0.07)	$(0.01)	$(0.01)

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants (defined below) issued pursuant to the warrant agreements qualify for equity accounting treatment.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Franchise Taxes

The Company is subject to a franchise tax administered by the Delaware Division of Corporations. The Company estimates its franchise tax liability for the year ended December 31, 2022, to be $200,000. As of December 31, 2022, the Company has $58,857 accrued for franchise taxes. For the year ended December 31, 2022, the Company received a refund for the prior tax year ended December 31, 2021, in the amount of $22,476. The current period franchise tax is recorded net of the refund received.

NOTE 3. INITIAL PUBLIC OFFERING AND OVER-ALLOTMENT

Pursuant to the IPO, and including the underwriters’ exercise of their over-allotment option, the Company sold 23,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half a redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

On October 22, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale (“Private Placement”) of 1,060,000 Private Placement Units in a private placement transaction at a price of $10.00 per Private Placement Unit, generating gross proceeds of $10,600,000. Each whole Private Placement Unit will consist of one share of Class A common stock and one-half of a redeemable warrant (“Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

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

Subject to limited exceptions, each holder of Founder Shares has agreed that, during the period from July 28, 2022 through the earlier to occur of (the “Termination Date”) (a) the closing of the e.GO Business Combination (as such term is defined in Note 6) (the “Closing”), (b) such date and time as the Business Combination Agreement (as such term is defined in Note 6) is validly terminated in accordance with its terms and (c) the mutual written agreement of the parties to that certain Sponsor Letter Agreement (as such term is defined in Note 6), except as contemplated by such Sponsor Letter Agreement and the Business Combination Agreement, it shall not, and shall cause its affiliates not to, without the prior written consent of e.GO and the Company (which consent may be given or withheld by e.GO and the Company in their sole discretion), (i) offer for sale, sell (including short sales), transfer, tender, pledge, convert, encumber, assign or otherwise dispose of, directly or indirectly (including by gift, merger, tendering into any tender offer or exchange offer or otherwise) (collectively, a “Transfer”), or enter into any contract, option, derivative, hedging or other agreement or arrangement or understanding (including any profit-sharing arrangement) with respect to, or consent to, a Transfer of, any or all of its Founder Shares; (ii) grant any proxies or powers of attorney with respect to any or all of its Founder Shares held by it (except in connection with voting by proxy at a meeting of shareholders of the Company); or (iii) permit to exist any mortgage, pledge, security interest, encumbrance, lien, license or sub-license, charge or other similar encumbrance or interest (including, in the case of any equity securities, any voting, transfer or similar restrictions) (a “Lien”) with respect to any or all of its Founder Shares, other than those created by the Sponsor Letter Agreement; provided that any Lien with respect to the Founder Shares that would not prevent, impair or delay its ability to comply with the terms and conditions of the Sponsor Letter Agreement shall be permitted and will not be deemed to violate the restrictions contained above.

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

Related Party Loans

On June 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021, or the completion of the IPO. $117,994 was borrowed under the Note and repaid on October 22, 2021. There was no balance outstanding as of December 31, 2022 and 2021. This facility is no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Units of the post Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of December 31, 2022 and 2021, there were no Working Capital Loans outstanding.

Support Services

The Company intends to pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services. As of December 31, 2022, $120,000 has been incurred and paid under this agreement. As of December 31, 2021, $30,000 has been incurred under this agreement.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

On December 8, 2022, Citi, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,650,000 in full, pursuant to a deferred fee waiver letter agreement between Citi and the Company.

Business Combination Agreement

On July 28, 2022, the Company entered into a Business Combination Agreement (as amended by that certain first amendment to the Business Combination Agreement on September 29, 2022, and as it may be further amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Next.e.GO Mobile SE, a German company (“e.GO”), Next.e.GO B.V., a Dutch private limited liability company and a wholly owned subsidiary of e.GO (“TopCo”), and Time is Now Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of TopCo (“Merger Sub”), for the Company’s initial Business Combination (the “e.GO Business Combination”). Pursuant to the Business Combination Agreement, among other things, (i) TopCo will issue to the e.GO’s equity securities (the “e.GO Shareholders”) and convertible loan lenders of e.GO (the “Lenders”) an aggregate of up to 79,019,608 TopCo Ordinary Shares, representing aggregate consideration to the e.GO Shareholders of $800,000,000, 30,000,000 of such shares will be unvested and subject to an earn-out (the “Earn-Out Shares”), in exchange for the contribution by the e.GO Shareholders of all of the paid up no-par value shares of e.GO to TopCo and the convertible loans held by the Lenders, assuming that all e.GO Shareholders and Lender participate in the exchange; (ii) each issued and outstanding share of the Company’s Class A common stock will be automatically cancelled and extinguished and converted into one share the Surviving Company Common Stock, (iii) each issued and outstanding share of the Company’s Class B common stock will be automatically cancelled and extinguished and converted into a number of shares of Surviving Company Common Stock calculated as the sum of (x) one plus (y) the lower of (a) the total amount funded under the credit agreement, dated September 29, 2022, between e.GO, Brucke Funding LLC, Brucke Agent LLC and certain lenders party thereto (the “Bridge Financing”), divided by $15,000,000 and multiplied with one-fifth and (b) one-fifth; (iv) TopCo will change its legal form from a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) to a Dutch public limited liability company (naamloze vennootschap); (v) Merger Sub will merge with and into the Company, with the Company being the Surviving Company and, after giving effect to the merger, becoming a direct, wholly owned subsidiary of TopCo; (vi) each share of the Company’s common stock will be converted into one share of the Surviving Company Common Stock; (vii) immediately thereafter, each of the resulting shares of Surviving Company Common Stock will be automatically exchanged for one TopCo Ordinary Share; and (viii) each outstanding warrant to purchase a share of the Company’s Class A common stock will be converted into a warrant to purchase a TopCo Ordinary Share on the same contractual terms and conditions as were in effect with respect to each warrant prior to the e.GO Business Combination.

Sponsor Letter Agreement

On July 28, 2022, the Company, the Sponsor, e.GO, TopCo and certain of the Company’s officers and directors (the “Athena Insiders”) entered into a Sponsor Letter Agreement, which was amended on September 29, 2022 (as it may be further amended, supplemented or otherwise modified from time to time, the “Sponsor Letter Agreement”), pursuant to which, among other things, the Sponsor and the Athena Insiders have agreed to (i) vote all of its, his or her shares of the Company’s Class A common stock to approve and adopt the Business Combination Agreement and the e.GO Business Combination, (ii) waive its, his or her redemption rights with respect to its, his or her shares of the Company’s Class A common stock in connection with the e.GO Business Combination, (iii) not transfer any of its, his or her shares of the Company’s Class A common stock until the Closing or termination of the Business Combination Agreement (except in limited circumstances), (iv) not transfer (a) with respect to the Sponsor, 75% of its TopCo shares and (b) with respect to all other Athena Insiders any of its, his or her TopCo ordinary shares until the date that is 180 days after the Closing (except in limited circumstances), (v) waive any adjustment to the conversion ratio set forth in the Company’s amended and restated certificate of incorporation or any other anti-dilution or similar protection with respect to the shares of the Company’s Class B common stock held by the Sponsor or the Athena Insiders, in each case, subject to the terms and conditions contemplated by the Sponsor Letter Agreement.

Pursuant to the Sponsor Letter Agreement, TopCo will indemnify the Sponsor from and against certain liabilities relating to the e.GO Business Combination for a period of six years after the Closing and subject to an aggregate maximum indemnity of $4,000,000.

Forward Purchase Agreement

On September 29, 2022, the Company, TopCo, e.GO and Vellar Opportunity Fund SPV LLC – Series 3 (“Vellar”) entered into a Forward Purchase Agreement (the “Forward Purchase Agreement”) for an OTC equity prepaid share forward transaction (the “Forward Purchase Transaction”). Vellar had agreed to waive any redemption rights with respect to any shares of the Company and shares of TopCo following the Closing of the e.GO Business Combination (collectively, the “Shares”) in connection with the e.GO Business Combination.

Pursuant to the terms of the Forward Purchase Agreement, Vellar intended, but was not obligated, to purchase through a broker in the open market from Public Stockholders who have redeemed or indicated an intention to redeem, or from the Company, up to an aggregate amount of 15,000,000 shares of Class A common stock (the “Forward Purchase Shares”). Vellar would not beneficially own greater than 9.9% of the Shares on a post-combination pro forma basis. Upon Closing, or upon the date any assets from the Company’s Trust Account are disbursed in connection with the e.GO Business Combination, Vellar would be paid directly, out of the funds held in the Trust Account, an amount equal to (a) (i) the redemption price of shares of the Company’s Class A common stock redeemed by the Public Stockholders and purchased by Vellar, minus (ii) 10% of such amount and (b) the product of 1,500,000 multiplied by the redemption price of shares of the Company’s Class A common stock indicated to the Public Stockholders prior to the redemption deadline (as consideration for having purchased Class A common stock prior to Closing). From time to time following the Closing, Vellar, in its discretion, could sell the Forward Purchase Shares (such shares sold, the “Vellar Terminated Shares”) without payment obligation to TopCo until such time as the proceeds from the sales equal (i) 10% of the product of the number of the Forward Purchase Shares and the redemption price per share indicated to investors ahead of the Company’s redemption notice deadline or (ii) in the case of an event of default under the Bridge Financing, all amounts that are due to Vellar under such financing.

Upon the second anniversary of the Closing, TopCo would have been obligated to pay to Vellar an amount equal to the product of (a) (x) 15,000,000 less (y) the number of Vellar Terminated Shares multiplied by (b) $2.50. Vellar could freely transfer or assign its rights under the Forward Purchase Agreement if the number of the Forward Purchase Shares it acquired would exceed 9.9% on a post-e.GO Business Combination basis.

On March 3, 2023, the Forward Purchase Agreement was terminated.

NOTE 7. STOCKHOLDERS’ DEFICIT

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 1,060,000 shares of Class A common stock issued and outstanding (excluding 2,048,936 and 23,000,000, respectively, shares subject to possible redemption).

Pursuant to the e.GO Business Combination, if approved by the Company’s stockholders, at Closing, each issued and outstanding share of the Company’s Class A common stock will be automatically cancelled and extinguished and converted into one share the Surviving Company Common Stock.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 8,050,000 shares of Class B common stock outstanding.

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

Pursuant to the e.GO Business Combination, if approved by the Company’s stockholders, at Closing, each issued and outstanding shares of Class B common stock will be automatically cancelled and extinguished and converted into a number of shares of Surviving Company Common Stock calculated as the sum of (x) one plus (y) the lower of (a) the total amount funded under the Bridge Financing divided by $15,000,000 and multiplied with one-fifth and (b) one-fifth, and, immediately thereafter, each of the resulting shares of Surviving Company Common Stock will be exchanged for one TopCo Ordinary Share.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the periods presented, there were no shares of preferred stock issued or outstanding.

Warrants — As of December 31, 2022 and 2021, the Company has 11,500,000 Public Warrants and 530,000 Private Placement Warrants outstanding (together, the “Warrants”). Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable at the election of the holder on a “cashless basis”.

Neither the Private Placement Warrants nor the Public Warrants contain any provision that change dependent upon the characteristics of the holder of the Warrant.

NOTE 8. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$—
Startup Costs	972,202	48,951
Total deferred tax assets	972,202	48,951
Valuation allowance	(972,202)	(33,652)
Deferred tax assets, net of allowance	$—	$15,299

The income tax provision for the year ended December 31, 2022 and for the period from June 4, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$690,232	$—
Deferred	(953,550)	(48,951)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	953,550	33,652
Income tax provision	$690,232	$(15,299)

As of December 31, 2022 and 2021, the Company had a total of $72,851 and $0, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely.

In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, the Company believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from June 4, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $33,652. For the year ended December 31, 2022, the change in the valuation allowance was $953,550.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Transaction costs warrants	0.0%	0.0%
Change in fair value of warrants	(4.1)%	0.0%
Change in valuation allowance	(61.3)%	(14.4)%
Income tax provision	(44.4)%	6.6%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants, transaction costs associated with warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. FAIR VALUE MEASUREMENTS

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

At December 31, 2022 the assets held in the Trust Account were held in an operating bank account. At December 31, 2021, the assets held in the Trust Account were held in treasury funds. As of December 31, 2022 the Company’s cash and investments held in the Trust account were classified as cash. At December 31, 2021, the Company’s cash and investments held in the Trust Account are classified as trading securities.

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	1	—	—	—

Liabilities:
Derivative liability – Forward Purchase Agreement	3	—	—	$1,730,000

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2021	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$234,604,169	—	—

The Company utilizes a Put Model Option to value its forward purchase agreement at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the forward purchase agreement liabilities is determined using Level 3 inputs. Inherent in put options pricing model are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the forward purchase agreement. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the forward purchase agreement. The expected life of the forward purchase agreement is assumed to be equivalent to their remaining contractual term.

For the year ended December 31, 2022 and 2021, there were no transfers between Levels 1, 2 or 3.

The following table provides quantitative information regarding Level 3 fair value measurements:

	September 29, 2022	December 31, 2022
Risk-free interest rate	4.20%	4.40%
Term	2.51	2.25
Expected volatility	69.80%	78.20%
Exercise price	$2.50	$2.50
Stock Price	$10.06	$10.38
Probability of transaction	50%	50%

The following table presents the changes in the fair value of Forward Purchase Agreement:

Forward
Purchase
Agreement
Fair value as of September 29, 2022	$1,430,000
Change in valuation inputs or other assumptions	300,000
Fair value as of December 31, 2022	1,730,000

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 17, 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $676,148.88 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial business combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $400,000.00 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by the Deadline Date, the Notes will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. Notwithstanding the foregoing, under both Notes, following the closing of the Company’s initial business combination, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Note into units of the post-business combination entity at $10.00 per unit (the “Conversion Units”), with each unit being identical to the private placement units sold to the Sponsor in connection with the Company’s initial public offering. The Conversion Units and their underlying securities are entitled to the registration rights set forth above.

On January 17, 2023, the Board determined to implement a first Extension and to extend the Deadline Date for an additional month to February 22, 2023. On the same date, in connection with the Extension and pursuant to the Extension Note, the Board delivered to the Sponsor a written request to draw down $112,691.48 for the first month of the Extension. Upon this written request, the Sponsor funded $112,691.48 to the Company’s trust account on January 23, 2023.

On January 24, 2023, the Company issued a press release announcing that on January 23, 2023, the Sponsor deposited $112,691.48 into the Company’s trust account to extend the Deadline Date from January 22, 2023, for an additional month, to February 22, 2023.

On January 30, 2023, the Company received notifications via phone calls from the staff of the New York Stock Exchange (the “NYSE”) that it has determined that the Company was not in compliance with the requirements of Section 802.01B of the NYSE Listed Company Manual (the “LCM”), which requires a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly held shares (a “public float”) over a consecutive 30 trading day period of at least $40,000,000.

On February 9, 2023, the Company issued a press release announcing that it will transfer its listing to the NYSE American. The Company received written confirmation that it has been cleared to file an initial listing application with the NYSE American on February 6, 2023, and received the final approval for listing from the staff of the NYSE American on February 9, 2023. Following the transfer of its listing, the Company intends to continue to file the same periodic reports and other information it currently files with the Securities and Exchange Commission. On February 14, 2023, the Company voluntarily delisted its securities from the NYSE and the Company’s securities commenced trading on the NYSE American under the same symbols.

On February 17, 2023, pursuant to the Charter, the Board determined to implement a second Extension to allow additional time for the Company to complete its initial business combination. In connection with the second Extension and pursuant to the Extension Note, the Board delivered to the Sponsor a written request to draw down $112,691.48 for the second month of the Extension. On the same day, the Sponsor deposited $112,691.48 into the Company’s trust account in connection with the second Extension.

On February 20, 2023, the Company issued a press release announcing that its Board has elected to extend the Deadline Date from February 22, 2023 for an additional month to March 22, 2023, the second of six potential one-month extensions of the Deadline Date available to the Company.

On March 20, 2023, the Board determined to implement a third Extension to allow additional time for the Company to complete its initial business combination. In connection with the third Extension and pursuant to the Extension Note, the Board delivered to the Sponsor a written request to draw down $112,691.48 for the third month of the Extension. On March 21, 2023, the Sponsor deposited $112,691.48 into the Company’s trust account in connection with the third Extension.

On March 22, 2023, the Company issued a press release announcing that its Board has elected to extend the Deadline Date from March 22, 2023 for an additional month to April 22, 2023, the third of six potential one-month extensions of the Deadline Date available to the Company.