Form 10-Q
period 2023-03-31
Athena Consumer Acquisition Corp.
filed 2023-05-19
CIK 1869141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	ACAQ.U	NYSE American LLC
Shares of Class A common stock, par value $0.0001 per share, included as part of the units	ACAQ	NYSE American LLC
Redeemable warrants included as part of the units	ACAQ WS	NYSE American LLC

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

As of May 19, 2023, there were 3,108,936 shares of Class A common stock, par value $0.0001 per share, issued and outstanding, and 8,050,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ATHENA CONSUMER ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$8,976	$13,612
Prepaid expenses and other assets	245,440	261,230
Total current assets	254,416	274,842
Cash and Investments held in Trust Account	22,274,979	21,752,492
TOTAL ASSETS	$22,529,395	$22,027,334

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,910,860	$3,304,154
Income tax payable	721,317	674,933
Promissory note - related party, net of discount	697,436	-
Franchise tax payable	22,500	58,857
Total current liabilities	5,352,113	4,037,944

Derivative liability – Forward Purchase Agreement	-	1,730,000
Deferred underwriting fee payable	8,650,000	8,650,000
TOTAL LIABILITIES	14,002,113	14,417,944

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A common stock subject to possible redemption, $0.0001 par value, 2,048,936 shares at redemption value of $10.51 and $10.28 per share at March 31, 2023 and December 31, 2022, respectively	21,531,162	21,061,039

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	-	-
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 1,060,000 shares issued and outstanding (excluding 2,048,936 shares subject to possible redemption) at March 31, 2023 and December 31, 2022	106	106
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 8,050,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	805	805
Additional paid-in capital	79,805	-
Accumulated deficit	(13,084,596)	(13,452,560)
TOTAL STOCKHOLDERS’ DEFICIT	(13,003,880)	(13,451,649)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$22,529,395	$22,027,334

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
OPERATING EXPENSES
General and administrative	$1,088,898	$254,714
Total operating expenses	(1,088,898)	(254,714)

OTHER INCOME
Income on investments held in Trust Account	243,369	23,624
Other Income	—	31
Change in fair value of Derivative liability – Forward Purchase Agreement	1,730,000	—
Total other income	1,973,369	23,655

INCOME (LOSS) BEFORE (PROVISION FOR) BENEFIT FROM INCOME TAXES	884,471	(231,059)
(Provision for) benefit from income taxes	(46,384)	8,745
Net income (loss)	$838,087	$(222,314)

Weighted average shares outstanding of Class A common stock	3,108,936	23,000,000
Basic and diluted net income (loss) per share, Class A	$0.08	$(0.01)
Weighted average shares outstanding of Class B common stock	8,050,000	8,050,000
Basic and diluted net income (loss) per share, Class B	$0.08	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	1,060,000	$106	8,050,000	$805	$—	$(13,452,560)	$(13,451,649)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(470,123)	(470,123)
Class B common stock transferred to fund promissory note	—	—	—	—	79,805	—	79,805
Net income	—	—	—	—	—	838,087	838,087
Balance, March 31, 2023 (unaudited)	1,060,000	$106	8,050,000	$805	$79,805	$(13,084,596)	$(13,003,880)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	1,060,000	$106	8,050,000	$805	$—	$(7,310,530)	$(7,309,619)
Net Loss	—	—	—	—	—	(222,314)	(222,314)
Balance, March 31, 2022 (unaudited)	1,060,000	$106	8,050,000	$805	$—	$(7,532,844)	$(7,531,933)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$838,087	$(222,314)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income on investments held in Trust Account	(243,369)	(23,624)
Deferred tax asset	—	(8,745)
Gain on termination of Derivative liability – Forward Purchase Agreement	(1,730,000)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	15,790	(9,343)
Accounts payable and accrued expenses	606,706	(4,242)
Income tax and Franchise tax payable	10,027	50,000
Net cash used in operating activities	(502,759)	(218,268)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal deposited in Trust Account	(338,075)	—
Withdrawal from Trust Account for payment of franchise taxes	58,957	—
Net cash used in investing activities	(279,118)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sponsor loans	777,241	—
Net cash provided by financing activities	777,241	—

NET CHANGE IN CASH	(4,636)	(218,268)
CASH, BEGINNING OF PERIOD	13,612	850,615
CASH, END OF PERIOD	$8,976	$632,347

Class B Common Stock transferred to fund promissory note	(79,805)	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023 (UNAUDITED)

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s Second Amended and Restated Certificate of Incorporation (the “Charter”). In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Charter provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the IPO, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed not to propose an amendment to the Charter that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by May 22, 2023, 19 months from the closing of the IPO, as may be further extended pursuant to the Company’s Charter (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On December 16, 2022, the Company issued a press release announcing that, in connection with a special meeting of stockholders (the “Special Meeting”) to be held for the purpose of considering and voting on, among other proposals, a proposal to amend the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) to provide the Company with the right to extend the date (the “Deadline Date”) by which it must consummate an initial business combination (the “Extension”) up to six times for an additional one month each time, from January 22, 2023 to up to July 22, 2023, if the Extension Amendment is approved at the Special Meeting and an Extension is implemented, the Sponsor, or its designees will deposit into the Trust Account as a loan (a “Contribution”, and the Sponsor or its designee making such Contribution, a “Contributor”), the lesser of (x) $121,000 or (y) $0.055 per public share multiplied by the number of public shares outstanding, on each of the following dates: (i) January 23, 2023; and (ii) one business day following the public announcement by the Company disclosing that the Company’s board of directors has determined to extend the Deadline Date for an additional month in accordance with the Extension (each date on which a Contribution is to be deposited into the Trust Account, a “Contribution Date”).

On December 21, 2022, the Company held the Special Meeting. At the Special Meeting, the Company’s stockholders approved the Extension Amendment, providing the Company with the right to extend the Deadline Date up to six times for an additional one month each time, from January 22, 2023 (the date which is 15 months from the closing date of the Company’s IPO to up to July 22, 2023 (the date which is 21 months from the closing date of the IPO).

On January 17, 2023, the Board determined to implement a first Extension and to extend the Deadline Date for an additional month to February 22, 2023. On the same date, in connection with the Extension and pursuant to an unsecured promissory note the Company and the Sponsor entered into on January 17, 2023 (the “Extension Note”), the Board delivered to the Sponsor a written request to draw down $112,691 for the first month of the Extension. Upon this written request, the Sponsor deposited the $112,691 to the Company’s Trust Account on January 23, 2023.

On January 30, 2023, the Company received notifications via phone calls from the staff of the New York Stock Exchange (the “NYSE”) that it had determined that the Company was not in compliance with the requirements of Section 802.01B of the NYSE Listed Company Manual (the “LCM”), which requires a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly held shares (a “public float”) over a consecutive 30 trading day period of at least $40,000,000.

On February 9, 2023, the Company issued a press release announcing that it would transfer its listing to the NYSE American LLC (the “NYSE American”). The Company received written confirmation that it had been cleared to file an initial listing application with the NYSE American on February 6, 2023, and received the final approval for listing from the staff of the NYSE American on February 9, 2023. In connection with listing on the NYSE American, the Company would voluntarily delist from the New York Stock Exchange. Following the transfer of its listing, the Company intends to continue to file the same periodic reports and other information it currently files with the Securities and Exchange Commission. On February 14, 2023, the Company voluntarily delisted its securities from the NYSE and the Company’s securities commenced trading on the NYSE American under the same symbols.

On February 17, 2023, pursuant to the Charter, the Board determined to implement a second Extension to allow additional time for the Company to complete its initial business combination. In connection with the second Extension and pursuant to the Extension Note, the Board delivered to the Sponsor a written request to draw down $112,691 for the second month of the Extension. On the same day, the Sponsor deposited $112,691 into the Company’s Trust Account in connection with the second Extension.

On March 20, 2023, the Board determined to implement a third Extension to allow additional time for the Company to complete its initial business combination. In connection with the third Extension and pursuant to the Extension Note, the Board delivered to the Sponsor a written request to draw down $112,691 for the third month of the Extension. On March 21, 2023, the Sponsor deposited $112,691 into the Company’s trust account in connection with the third Extension.

On April 18, 2023, the Board determined to implement a fourth Extension to allow additional time for the Company to complete its initial business combination. In connection with the fourth Extension and pursuant to the Extension Note, the Board delivered to the Sponsor a written request to draw down $112,691 for the fourth month of the Extension. On April 20, 2023, the Sponsor deposited $112,691 into the Company’s Trust Account in connection with the fourth Extension.

On April 20, 2023, the Company issued a press release announcing that its Board has elected to extend the Deadline Date from April 22, 2023 for an additional month to May 22, 2023, the fourth of six potential one-month extensions of the Deadline Date available to the Company.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the unaudited condensed financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic, and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on completing the IPO and subsequently identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern and Capital Resources

As of March 31, 2023, the Company had $8,976 in its operating bank accounts, $22,274,979 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $5,177,502. As of March 31, 2023, approximately $1,037,758 of the amount on deposit in the Trust Account represented interest and dividend income, which is available to pay the Company’s tax obligations.

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

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed financial statements. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 22, 2023, as may be further extended pursuant to the Company’s Charter, to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and liquidity condition, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Deadline Date. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by the Deadline Date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $8,976 and $13,612 of cash as of March 31, 2023 and December 31, 2022, respectively, and no cash equivalents.

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

As of March 31, 2023 and December 31, 2022, the Company had $22,274,979 and $21,752,492 in investments held in Trust Account, respectively.

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Total offering costs amounted to $13,116,818, out of which $12,245,042 was charged against the carrying value of Class A common stock upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 5.2% and 3.55% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, primarily due to the valuation allowance on the deferred tax assets.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 2,048,936 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

As of March 31, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Fair value of Public Warrants at issuance	(15,310,355)
Class A shares issuance costs	(12,245,042)
Plus:
Add: Accretion of carrying value to redemption value	32,155,397
Class A common stock subject to possible redemption at December 31, 2021	234,600,000
Add: Accretion of carrying value to redemption value	2,465,885
Less: Redemption of common stock subject to possible redemption	(216,004,846)
Class A common stock subject to possible redemption, December 31, 2022	$21,061,039

Add: Accretion of carrying value to redemption value	470,123
Class A common stock subject to possible redemption, March 31, 2023	$21,531,162

Net Income (Loss) per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. On March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the three months ended		For the three months ended
	March 31, 2023		March 31, 2022
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$233,495	$604,592	$(164,677)	$(57,637)

Denominator:
Weighted average shares outstanding	3,108,936	8,050,000	23,000,000	8,050,000
Basic and diluted net income (loss) per share	$0.08	$0.08	$(0.01)	$(0.01)

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Related Party Loans

On June 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021, or the completion of the IPO. $117,994 was borrowed under the Note and repaid on October 22, 2021. There was no balance outstanding as of March 31, 2023 and December 31, 2022. This facility is no longer available.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Units of the post Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of March 31, 2023 the below promissory notes were entered into which fall under the Working Capital Loans structure.

On January 17, 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $676,148.88 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial business combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $400,000.00 (the “Working Capital Note”, together with the Extension Note, the “Working Capital Loans” or “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by the Deadline Date, the Notes will be repaid only from funds held outside of the trust account or will be forfeited, eliminated or otherwise forgiven. Notwithstanding the foregoing, under both Notes, following the closing of the Company’s initial business combination, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Note into units of the post-business combination entity at $10.00 per unit (the “Conversion Units”), with each unit being identical to the private placement units sold to the Sponsor in connection with the Company’s initial public offering. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Notes. As of March 31, 2023 the Sponsor funded $377,241 and there is $298,907 available under the Extension Note which have not yet been funded. The $400,000 Working Capital Note was fully funded as of March 31, 2023. As of March 31, 2023 and December 31, 2022, the total outstanding balance of the Notes is $777,241 and $0, respectively.

In connection with funding the Extension Note, the Sponsor entered into an agreement with a member of the Sponsor. Pursuant to such agreement, the Sponsor agreed to assign and transfer to such member an aggregate of 76,667 Founder Shares upon the closing of the Business Combination. As of March 31, 2023, such member of the Sponsor loaned $112,691 to the Sponsor, which amount is included in the balance due to the Sponsor under the Extension Note described above, offset by a discount of $79,805, based on the fair value of the 76,667 Founder Shares to be transferred to such member of the Sponsor in respect of such $112,691 loaned to the Sponsor.

Support Services

The Company intends to pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services. As of March 31, 2023, $30,000 has been incurred and $20,000 has been paid under this agreement. As of March 31, 2022, $30,000 has been incurred and paid under this agreement in general and administrative expenses.

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

On December 8, 2022, Citi, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,650,000 in full, pursuant to a deferred fee waiver letter agreement between Citi and the Company only upon the successful Business Combination under the e.GO transaction as described below.

Business Combination Agreement

On July 28, 2022, the Company entered into a Business Combination Agreement (as amended by that certain first amendment to the Business Combination Agreement on September 29, 2022, and as it may be further amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Next.e.GO Mobile SE, a German company (“e.GO”), Next.e.GO B.V., a Dutch private limited liability company and a wholly owned subsidiary of e.GO (“TopCo”), and Time is Now Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of TopCo (“Merger Sub”), for the Company’s initial Business Combination (the “e.GO Transaction”). Pursuant to the Business Combination Agreement, among other things, (i) TopCo will issue to the e.GO’s equity securities (the “e.GO Shareholders”) and convertible loan lenders of e.GO (the “Lenders”) an aggregate of up to 79,019,608 TopCo Ordinary Shares, representing aggregate consideration to the e.GO Shareholders of $800,000,000, 30,000,000 of such shares will be unvested and subject to an earn-out (the “Earn-Out Shares”), in exchange for the contribution by the e.GO Shareholders of all of the paid up no-par value shares of e.GO to TopCo and the convertible loans held by the Lenders, assuming that all e.GO Shareholders and Lender participate in the exchange; (ii) each issued and outstanding share of the Company’s Class A common stock will be automatically cancelled and extinguished and converted into one share of common stock, par value $0.0001 per share, of the Surviving Company (the “Surviving Company Common Stock”), (iii) each issued and outstanding share of the Company’s Class B common stock will be automatically cancelled and extinguished and converted into a number of shares of Surviving Company Common Stock calculated as the sum of (x) one plus (y) the lower of (a) the total amount funded under the credit agreement, dated September 29, 2022, between e.GO, Brucke Funding LLC, Brucke Agent LLC and certain lenders party thereto (the “Bridge Financing”), divided by $15,000,000 and multiplied with one-fifth and (b) one-fifth; (iv) TopCo will change its legal form from a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) to a Dutch public limited liability company (naamloze vennootschap); (v) Merger Sub will merge with and into the Company, with the Company being the Surviving Company and, after giving effect to the merger, becoming a direct, wholly owned subsidiary of TopCo; (vi) each share of the Company’s common stock will be converted into one share of the Surviving Company Common Stock; (vii) immediately thereafter, each of the resulting shares of Surviving Company Common Stock will be automatically exchanged for one TopCo Ordinary Share; and (viii) each outstanding warrant to purchase a share of the Company’s Class A common stock will be converted into a warrant to purchase a TopCo Ordinary Share on the same contractual terms and conditions as were in effect with respect to each warrant prior to the e.GO Transaction ; and (ix) TopCo, the Company, the Sponsor, certain of the Company’s officers and directors, certain members of the Sponsor and/or their respective affiliates will enter into an amended and restated registration rights agreement pursuant to which TopCo will agree to register for resale, pursuant to Rule 415 of the Securities Act, certain TopCo Ordinary Shares and other equity securities of TopCo that are held by the parties thereto from time to time and the parties thereto will be provided customary demand and piggyback registration rights.

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

Forward Purchase Agreement

On September 29, 2022, the Company, TopCo, e.GO and Vellar Opportunity Fund SPV LLC – Series 3 (“Vellar”) entered into a Forward Purchase Agreement (the “Forward Purchase Agreement”) for an OTC equity prepaid share forward transaction (the “Forward Purchase Transaction”). Vellar agreed to waive any redemption rights with respect to any shares of the Company and shares of TopCo following the Closing of the e.GO Transaction (collectively, the “Shares”) in connection with the e.GO Transaction.

Pursuant to the terms of the Forward Purchase Agreement, Vellar intended, but was not obligated, to purchase through a broker in the open market from Public Stockholders who redeemed or indicated an intention to redeem, or from the Company, up to an aggregate amount of 15,000,000 shares of Class A common stock (the “Forward Purchase Shares”). Vellar could not beneficially own greater than 9.9% of the Shares on a post-combination pro forma basis. Upon Closing, or upon the date any assets from the Company’s Trust Account would be disbursed in connection with the e.GO Transaction, Vellar would be paid directly, out of the funds held in the Trust Account, an amount equal to (a) (i) the redemption price of shares of the Company’s Class A common stock redeemed by the Public Stockholders and purchased by Vellar, minus (ii) 10% of such amount and (b) the product of 1,500,000 multiplied by the redemption price of shares of the Company’s Class A common stock indicated to the Public Stockholders prior to the redemption deadline (as consideration for having purchased Class A common stock prior to Closing). From time to time following the Closing, Vellar, in its discretion, could sell the Forward Purchase Shares (such shares sold, the “Vellar Terminated Shares”) without payment obligation to TopCo until such time as the proceeds from the sales equal (i) 10% of the product of the number of the Forward Purchase Shares and the redemption price per share indicated to investors ahead of the Company’s redemption notice deadline or (ii) in the case of an event of default under the Bridge Financing, all amounts that are due to Vellar under such financing.

Upon the second anniversary of the Closing, TopCo would be obligated to pay to Vellar an amount equal to the product of (a) (x) 15,000,000 less (y) the number of Vellar Terminated Shares multiplied by (b) $2.50. Vellar could freely transfer or assign its rights under the Forward Purchase Agreement if the number of the Forward Purchase Shares it acquired would exceed 9.9% on a post-e.GO Transaction basis.

On March 3, 2023, the Forward Purchase Agreement was terminated.

Subscription Agreement

In connection with funding the Extension Note, the Sponsor entered into an agreement with a member of the Sponsor. Pursuant to such agreement, the Sponsor agreed to assign and transfer to such member an aggregate of 76,667 Founder Shares upon the closing of the Business Combination. As of March 31, 2023, such member of the Sponsor loaned $112,691 to the Sponsor, which amount is included in the balance due to the Sponsor under the Extension Note described above, offset by a discount of $79,805, based on the fair value of the 76,667 Founder Shares to be transferred to such member of the Sponsor in respect of such $112,691 loaned to the Sponsor. The value of the Founder Shares to be transferred by the Sponsor was deemed a contribution by the Sponsor to the Company and a financing cost. As such the discount of $79,805 will be amortized.

NOTE 7. STOCKHOLDERS’ DEFICIT

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 1,060,000 shares of Class A common stock issued and outstanding (excluding 2,048,936 shares subject to possible redemption).

Pursuant to the e.Go Transaction, if approved by the Company’s stockholders, at Closing, each issued and outstanding share of the Company’s Class A common stock will be automatically cancelled and extinguished and converted into one share the Surviving Company Common Stock.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 8,050,000 shares of Class B common stock outstanding.

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

Warrants — As of March 31, 2023 and December 31, 2022, the Company has 11,500,000 Public Warrants and 530,000 Private Placement Warrants outstanding (together, the “Warrants”). Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Pirvate Placement Warrants are Identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable at the election of the holder on a “cashless basis”.

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

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
March 31, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	1	$22,274,979	—	—

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	1	21,752,492	—	—

Liabilities:
Derivative liability – Forward Purchase Agreement	3	—	—	$1,730,000

The Company utilizes a Put Model Option to value its forward purchase agreement at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the forward purchase agreement liabilities is determined using Level 3 inputs. Inherent in put options pricing model are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the forward purchase agreement. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the forward purchase agreement. The expected life of the forward purchase agreement is assumed to be equivalent to their remaining contractual term. The forward purchase agreement was terminated on March 9, 2023.

For the three months ended March 31, 2023 and December 31, 2022, there were no transfers between Levels 1, 2 or 3.

The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2022
Risk-free interest rate	4.40%
Term	2.25
Expected volatility	78.20%
Exercise price	$2.50
Stock Price	$10.38
Probability of transaction	50%

The following table presents the changes in the fair value of Forward Purchase Agreement:

Forward
Purchase
Agreement
Fair value as of September 29, 2022	$1,430,000
Change in valuation inputs or other assumptions	300,000
Fair value as of December 31, 2022	1,730,000
Change in valuation inputs or other assumptions	(1,730,000)
Fair value as of March 31, 2023	—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 20, 2023, the Board determined to implement a third Extension to allow additional time for the Company to complete its initial business combination. In connection with the third Extension and pursuant to the Extension Note, the Board delivered to the Sponsor a written request to draw down $112,691 for the third month of the Extension. On April 21, 2023, the Sponsor deposited $112,691 into the Company’s trust account in connection with the fourth Extension.

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

Results of Operations

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below). Most of the Company’s expenses for the three months ended March 31, 2023 are related to the transaction described in Note 6 of the financial statements.

For the three months ended March 31, 2023, we had a net income of $838,087, which consists of income on investments held in Trust account of $243,369, offset by operating expenses of $1,088,898, change in fair value of derivative forward purchase agreement of $1,730,000 and provision for income taxes of $46,384.

For the three months ended March 31, 2022, we had a net loss of $222,314, which consisted of operating expenses of $254,714 and interest income was $23,655 and benefit from income taxes of $8,745.

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

For the three months ended March 31, 2023, $502,759 of cash was used in operating activities. Net income of $838,087 was offset by a non-cash charge for the change in the fair value of forward purchase liability of $1,730,000 and interest earned on investments held in trust account of $243,369. Changes in operating assets and liabilities provided $632,523 of cash from operating activities.

For the three months ended March 31, 2022, $218,268 of cash was used in operating activities. Net loss of $222,314 was offset by for the interest earned on investments held in trust account of $23,624. Changes in operating assets and liabilities provided $27,670 of cash from operating activities.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2023, there was approximately $697,436, net of $79,805 discount outstanding under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 22, 2023, as may be further extended pursuant to the Company’s Charter. to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and liquidity condition, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Deadline Date. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by the Deadline Date.

 Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023, except as listed below.

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

We paid a total of $4,000,000 underwriting discounts and commissions and $466,818 for other offering costs and expenses related to the IPO. In addition, the underwriters agreed to defer $8,650,000 in underwriting discounts and commissions. On December 8, 2002, Citigroup Global Markets Inc. (“Citi”), as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,650,000 in full, pursuant to a deferred fee waiver letter agreement between Citi and the Company.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

The Company’s Charter provides the Company the right to extend the Deadline Date six times for an additional one month each time, from January 22, 2023, the initial Deadline Date, to up to July 22, 2023. As of April 20, 2023, the Company’s Board had implemented four Extensions and extended the Deadline Date to May 22, 2023 to allow additional time for the Company to complete its initial business combination. The Sponsor deposited $112,691 into the Company’s Trust Account in connection with each Extension and pursuant to an unsecured promissory note that the Company and the Sponsor entered into on January 17, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of July 28, 2022, by and among Athena Consumer Acquisition Corp., Next.e.GO Mobile SE, Next.e.GO B.V. and Time is Now Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 28, 2022).

2.2	First Amendment to Business Combination Agreement, dated as of September 29, 2022, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 3, 2022).

10.1	Sponsor Letter Agreement, dated as of July 28, 2022, by and among Athena Consumer Acquisition Corp., Athena Consumer Acquisition Sponsor LLC, Next.e.GO Mobile SE, Next.e.GO B.V. and certain individuals party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 28, 2022).

10.2	First Amendment to Sponsor Letter Agreement, dated as of September 29, 2022, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 3, 2022).

10.3	Extension Promissory Note, dated as of January 17, 2023, between Athena Consumer Acquisition Corp. and Athena Consumer Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on January 17, 2023).

10.4	Working Capital Promissory Note, dated as of January 17, 2023, between Athena Consumer Acquisition Corp. and Athena Consumer Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on January 17, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA CONSUMER ACQUISITION CORP.

Date: May 19, 2023	By:	/s/ Angelina Smith
	Name:	Angelina Smith
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)