Form 10-Q
period 2023-06-30
Athena Consumer Acquisition Corp.
filed 2023-08-10
CIK 1869141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, there were 2,026,340 shares of Class A common stock, par value $0.0001 per share, issued and outstanding, and 8,050,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ATHENA CONSUMER ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$9,158	$13,612
Prepaid expenses and other assets	143,530	261,230
Prepaid income taxes	93,943	—
Total current assets	246,631	274,842
Cash and Investments held in Trust Account	22,006,809	21,752,492
TOTAL ASSETS	$22,253,440	$22,027,334

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,404,785	$3,304,154
Income tax payable	—	674,933
Promissory note - related party, net of discount	995,362	—
Franchise tax payable	44,400	58,857
Total current liabilities	5,444,547	4,037,944

Derivative liability – Forward Purchase Agreement	—	1,730,000
Deferred underwriting fee payable	8,650,000	8,650,000
TOTAL LIABILITIES	14,094,547	14,417,944

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A common stock subject to possible redemption, $0.0001 par value, 2,048,936 shares at redemption value of $10.72 and $10.28 per share at June 30, 2023 and December 31, 2022, respectively	21,962,409	21,061,039

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 1,060,000 shares issued and outstanding (excluding 2,048,936 shares subject to possible redemption) at June 30, 2023 and December 31, 2022	106	106
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 8,050,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	805	805
Additional paid-in capital	407,446	—
Accumulated deficit	(14,211,873)	(13,452,560)
TOTAL STOCKHOLDERS’ DEFICIT	(13,803,516)	(13,451,649)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$22,253,440	$22,027,334

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$722,338	$1,100,134	$1,811,236	$1,354,849
Total operating expenses	(722,338)	(1,100,134)	(1,811,236)	(1,354,849)

OTHER INCOME (EXPENSES)
Income on investments held in Trust Account	258,756	316,795	502,125	340,419
Other income	—	14	—	46
Finance costs – discount on debt issuance	(182,708)	—	(182,708)	—
Gain on termination of Derivative liability – Forward Purchase Agreement	—	—	1,730,000	—
Total other income, net	76,048	316,809	2,049,417	340,465

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(646,290)	(783,325)	238,181	(1,014,384)
Provision for from income taxes	(49,740)	(68,003)	(96,124)	(59,258)
Net (loss) income	$(696,030)	$(851,328)	$142,057	$(1,073,642)

Weighted average shares outstanding of Class A common stock	3,108,936	24,060,000	3,108,936	24,060,000
Basic and diluted net (loss) income per share, Class A	$(0.06)	$(0.03)	$0.01	$(0.03)

Weighted average shares outstanding of Class B common stock	8,050,000	8,050,000	8,050,000	8,050,000
Basic and diluted net (loss) income per share, Class B	$(0.06)	$(0.03)	$0.01	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	1,060,000	$106	8,050,000	$805	$—	$(13,452,560)	$(13,451,649)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(470,123)	(470,123)
Class B common stock to be transferred to fund promissory note	—	—	—	—	79,805	—	79,805
Net income	—	—	—	—	—	838,087	838,087
Balance, March 31, 2023 (unaudited)	1,060,000	106	8,050,000	805	79,805	(13,084,596)	(13,003,880)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(431,247)	(431,247)
Class B common stock to be transferred to fund promissory note	—	—	—	—	79,805	—	79,805
Class A common stock to be transferred to fund promissory note	—	—	—	—	247,836	—	247,836
Net loss	—	—	—	—	—	(696,030)	(696,030)
Balance, June 30, 2023 (unaudited)	1,060,000	$106	8,050,000	$805	$407,446	$(14,211,873)	$(13,803,516)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	1,060,000	$106	8,050,000	$805	$—	$(7,310,530)	$(7,309,619)
Net loss	—	—	—	—	—	(222,314)	(222,314)
Balance, March 31, 2022 (unaudited)	1,060,000	106	8,050,000	805	—	(7,532,844)	(7,531,933)
Net loss	—	—	—	—	—	(851,328)	(851,328)
Balance, June 30, 2022 (unaudited)	1,060,000	$106	8,050,000	$805	$—	$(8,384,172)	$(8,383,261)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$142,057	$(1,073,642)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Finance costs – discount on debt issuance	182,708	—
Income on investments held in Trust Account	(502,125)	(340,419)
Gain on termination of Derivative liability – Forward Purchase Agreement	(1,730,000)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	23,757	66,704
Accounts payable and accrued expenses	1,100,631	821,882
Income tax and Franchise tax payable	(689,390)	82,222
Net cash used in operating activities	(1,472,362)	(443,253)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal deposited in Trust Account	(676,149)	—
Withdrawal from Trust Account for payment of income and franchise taxes	923,957	—
Net cash provided by investing activities	247,808	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sponsor loans	1,220,100	—
Net cash provided by financing activities	1,220,100	—

NET CHANGE IN CASH	(4,454)	(443,253)
CASH, BEGINNING OF PERIOD	13,612	850,615
CASH, END OF PERIOD	$9,158	$407,362

Supplemental cash flow information
Cash paid during the period for:
Income Taxes	$865,000	$—

Supplemental disclosure of noncash activities:
Class B Common Stock to be transferred to fund promissory note	$159,610	$—
Class A Common Stock to be transferred to fund promissory note	$247,836	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with the Company’s Amended and Restated Certificate of Incorporation (as amended on December 21, 2022 and July 19, 2023, the “Charter”). In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

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

If the Company is unable to complete a Business Combination by August 22, 2023, as extended on July 20, 2023 (see Note 9), 22 months from the closing of the IPO, as may be further extended pursuant to the Company’s Charter (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On December 16, 2022, the Company issued a press release announcing that, in connection with a special meeting of stockholders (the “Extension Meeting”) to be held for the purpose of considering and voting on, among other proposals, a proposal to amend the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) to provide the Company with the right to extend the date (the “Deadline Date”) by which it must consummate an initial business combination (the “Extension”) up to six times for an additional one month each time, from January 22, 2023 to up to July 22, 2023, if the Extension Amendment is approved at the Extension Meeting and an Extension is implemented, the Sponsor, or its designees will deposit into the Trust Account as a loan (a “Contribution”, and the Sponsor or its designee making such Contribution, a “Contributor”), the lesser of (x) $121,000 or (y) $0.055 per public share multiplied by the number of public shares outstanding, on each of the following dates: (i) January 23, 2023; and (ii) one business day following the public announcement by the Company disclosing that the Company’s board of directors has determined to extend the Deadline Date for an additional month in accordance with the Extension (each date on which a Contribution is to be deposited into the Trust Account, a “Contribution Date”).

On December 21, 2022, the Company held the Extension Meeting. At the Extension Meeting, the Company’s stockholders approved the Extension Amendment, providing the Company with the right to extend the Deadline Date up to six times for an additional one month each time, from January 22, 2023 (the date which is 15 months from the closing date of the Company’s IPO) to up to July 22, 2023 (the date which is 21 months from the closing date of the IPO).

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

On February 17, 2023, the Board determined to implement a second Extension to allow additional time for the Company to complete its initial business combination. In connection with the second Extension and pursuant to the Extension Note, the Board delivered to the Sponsor a written request to draw down $112,691 for the second month of the Extension. On the same day, the Sponsor deposited $112,691 into the Company’s Trust Account in connection with the second Extension.

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

On May 19, 2023, the Board determined to implement a fifth Extension to allow additional time for the Company to complete its initial business combination. In connection with the fifth Extension and pursuant to the Extension Note, the Board delivered to the Sponsor a written request to draw down $112,691 for the fifth month of the Extension. On May 22, 2023, the Sponsor deposited $112,691 into the Company’s Trust Account in connection with the fifth Extension.

On May 22, 2023, the Company issued a press release announcing that its Board has elected to extend the Deadline Date from May 22, 2023 for an additional month to June 22, 2023, the fifth of six potential one-month extensions of the Deadline Date available to the Company.

On June 20, 2023, the Board determined to implement a sixth Extension to allow additional time for the Company to complete its initial business combination. In connection with the sixth Extension and pursuant to the Extension Note, the Board delivered to the Sponsor a written request to draw down $112,691 for the sixth month of the Extension. On June 21, 2023, the Sponsor deposited $112,691 into the Company’s Trust Account in connection with the sixth Extension.

On June 21, 2023, the Company issued a press release announcing that its Board has elected to extend the Deadline Date from June 22, 2023 for an additional month to July 22, 2023, the last of six potential one-month extensions of the Deadline Date available to the Company.

On July 19, 2023, the Company held a special meeting of its stockholders (the “Second Extension Meeting”). At the Second Extension Meeting, the Company’s stockholders approved (1) a proposal to amend the Company’s amended and restated certificate of incorporation, as amended on December 21, 2022 (the proposed amendment, the “Second Extension Amendment”) to provide the Company with the right to extend the Deadline Date up to three times for an additional one month each time (the “Second Extension”), from July 22, 2023 (the date which is 21 months from the closing date of the IPO) to up to October 22, 2023 (the date which is 24 months from the closing date of the IPO) (the “Second Extension Amendment Proposal”) and (2) a proposal to amend the Company’s amended and restated certificate of incorporation, as amended on December 21, 2022 (the “Redemption Limitation Amendment”, together with the Second Extension Amendment, the “Charter Amendment”) to eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 (the “Redemption Limitation Amendment Proposal”). The Sponsor, has agreed that if the Second Extension Amendment is implemented, the Sponsor or its designees will deposit into the Trust Account as a loan of $60,000 (the “Second Contribution”) on each of the following dates: (i) July 20, 2023; and (ii) one business day following the public announcement by the Company disclosing that its board of directors has determined to extend the Deadline Date for an additional month in accordance with the Second Extension Amendment (Note 9).

A total of 1,082,596 shares of the Company’s Class A common stock were presented for redemption in connection with the Second Extension Meeting. As a result, there is approximately $10.48 million remaining in the Trust Account as of July 28, 2023 following redemptions (Note 9).

In addition, on July 19, 2023, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware (Note 9).

On July 20, 2023, the Sponsor initiated the wire of the $60,000 to the Company’s Trust Account in connection with the extension of the Deadline Date to August 22, 2023 following the Second Extension Meeting. On July 21, 2023, Continental Stock Transfer & Trust Company, the Company’s trustee, confirmed the receipt of the $60,000 Contribution (Note 9).

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the unaudited condensed financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic, and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern and Capital Resources

As of June 30, 2023, the Company had $9,158 in its operating bank accounts, $22,006,809 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $5,247,459. As of June 30, 2023, approximately $431,512 of the amount on deposit in the Trust Account represented interest and dividend income, which is available to pay the Company’s tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 22, 2023, as may be further extended pursuant to the Company’s Charter, to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and liquidity condition, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Deadline Date. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by the Deadline Date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $9,158 and $13,612 of cash as of June 30, 2023 and December 31, 2022, respectively, and no cash equivalents.

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

As of June 30, 2023 and December 31, 2022, the Company had $22,006,809 and $21,752,492 in investments held in Trust Account, respectively.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 7.70% and 8.68% for the three months ended June 30, 2023 and 2022, respectively, and 40.36% and 5.84% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, primarily due to the extinguishment of the derivative liability and valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 2,048,936 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

As of June 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Fair value of Public Warrants at issuance	(15,310,355)
Class A shares issuance costs	(12,245,042)
Add:
Accretion of carrying value to redemption value	32,155,397
Class A common stock subject to possible redemption at December 31, 2021	234,600,000
Less: Redemption of common stock subject to possible redemption	(216,004,846)
Plus: Accretion of carrying value to redemption value	2,465,885
Class A common stock subject to possible redemption, December 31, 2022	21,061,039

Add: Accretion of carrying value to redemption value	901,370
Class A common stock subject to possible redemption, June 30, 2023	$21,962,409

Net (Loss) Income per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. On June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted (loss) income per common share is the same as basic (loss) income per common share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of stock.

	For the Three Months Ended June 30,
	2023		2022
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(193,917)	$(502,113)	$(637,899)	$(213,429)

Denominator:
Weighted average shares outstanding	3,108,936	8,050,000	24,060,000	8,050,000
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.03)	$(0.03)

	For the Six Months Ended June 30,
	2023		2022
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$39,578	$102,479	$(804,479)	$(269,163)

Denominator:
Weighted average shares outstanding	3,108,936	8,050,000	24,060,000	8,050,000
Basic and diluted net income (loss) per share	$0.01	$0.01	$(0.03)	$(0.03)

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

Related Party Loans

On June 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021, or the completion of the IPO. $117,994 was borrowed under the Note and repaid on October 22, 2021. There was no balance outstanding as of June 30, 2023 and December 31, 2022. This facility is no longer available.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Units of the post Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of June 30, 2023 the below promissory notes were entered into which fall under the Working Capital Loans structure.

On January 17, 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $676,148.88 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial business combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $400,000 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by the Deadline Date, the Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Notwithstanding the foregoing, under both Notes, following the closing of the Company’s initial business combination, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Note into units of the post-business combination entity at $10.00 per unit (the “Conversion Units”), with each unit being identical to the private placement units sold to the Sponsor in connection with the Company’s IPO. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Notes. On May 19, 2023, the Company and Sponsor entered into an amendment and restatement to the Working Capital Note in order to increase the aggregate principal amount of borrowings to an aggregate principal amount of up to $600,000. On July 7, 2023, the Company and Sponsor entered into an amendment and restatement to the Working Capital Note in order to increase the aggregate principal amount of borrowings to an aggregate principal amount of up to $900,000 (see Note 9). As of June 30, 2023, the Sponsor funded $543,951 and there is $56,049 available under the Working Capital Note which have not yet funded. The $676,148.88 Extension Note was fully funded as of June 30, 2023. As of June 30, 2023 and December 31, 2022, the total outstanding balance of the Notes is $1,220,100 and $0, respectively.

In connection with funding the Extension Note, the Sponsor entered into an agreement with a member of the Sponsor. Pursuant to such agreement, the Sponsor agreed to assign and transfer to such member a ratio of 1 Founder Share for every $1.5 amount funded upon the closing of the Business Combination. As of June 30, 2023, such member of the Sponsor loaned $225,383 to the Sponsor, which amount is included in the balance due to the Sponsor under the Extension Note described above, offset by a net discount of $62,248, based on the allocated fair value of the 150,255 Founder Shares to be transferred to such member of the Sponsor in respect of such $225,383 loaned amount to the Sponsor.

On May 19, 2023, the Sponsor entered into an agreement with a third party investor. Pursuant to such agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of June 30, 2023, such third party investor loaned $320,000 to the Sponsor, which amount is included in the balance due to the Sponsor under the Extension Note described above, offset by a net discount of $162,490, based on the allocated fair value of the 320,000 Class A common stock to be transferred to such third party investor in respect of such $320,000 loaned amount to the Sponsor.

Support Services

The Company intends to pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services. For the three and six months ended June 30, 2023, $30,000 and $60,000, respectively, has been incurred and $10,000 has been paid under this agreement. For the three and six months ended June 30, 2022, $30,000 and $60,000, respectively, has been incurred and paid under this agreement.

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

Business Combination Agreement

On July 28, 2022, the Company entered into a Business Combination Agreement (as amended by that certain first amendment to the Business Combination Agreement on September 29, 2022, and as it may be further amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Next.e.GO Mobile SE, a German company (“e.GO”), Next.e.GO B.V., a Dutch private limited liability company and a wholly owned subsidiary of e.GO (“TopCo”), and Time is Now Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of TopCo (“Merger Sub”), for the Company’s initial Business Combination (the “e.GO Transaction”). Pursuant to the Business Combination Agreement, among other things, (i) TopCo will issue to the e.GO’s equity securities (the “e.GO Shareholders”) and convertible loan lenders of e.GO (the “Lenders”) an aggregate of up to 79,019,608 TopCo Ordinary Shares, representing aggregate consideration to the e.GO Shareholders of $800,000,000, 30,000,000 of such shares will be unvested and subject to an earn-out (the “Earn-Out Shares”), in exchange for the contribution by the e.GO Shareholders of all of the paid up no-par value shares of e.GO to TopCo and the convertible loans held by the Lenders, assuming that all e.GO Shareholders and Lender participate in the exchange; (ii) each issued and outstanding share of the Company’s Class A common stock will be automatically cancelled and extinguished and converted into one share of common stock, par value $0.0001 per share, of the Surviving Company (the “Surviving Company Common Stock”), (iii) each issued and outstanding share of the Company’s Class B common stock will be automatically cancelled and extinguished and converted into a number of shares of Surviving Company Common Stock calculated as the sum of (x) one plus (y) the lower of (a) the total amount funded under the credit agreement, dated September 29, 2022, between e.GO, Brucke Funding LLC, Brucke Agent LLC and certain lenders party thereto (the “Bridge Financing”), divided by $15,000,000 and multiplied with one-fifth and (b) one-fifth; (iv) TopCo will change its legal form from a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) to a Dutch public limited liability company (naamloze vennootschap); (v) Merger Sub will merge with and into the Company, with the Company being the Surviving Company and, after giving effect to the merger, becoming a direct, wholly owned subsidiary of TopCo; (vi) each share of the Company’s common stock will be converted into one share of the Surviving Company Common Stock; (vii) immediately thereafter, each of the resulting shares of Surviving Company Common Stock will be automatically exchanged for one TopCo Ordinary Share; and (viii) each outstanding warrant to purchase a share of the Company’s Class A common stock will be converted into a warrant to purchase a TopCo Ordinary Share on the same contractual terms and conditions as were in effect with respect to each warrant prior to the e.GO Transaction; and (ix) TopCo, the Company, the Sponsor, certain of the Company’s officers and directors, certain members of the Sponsor and/or their respective affiliates will enter into an amended and restated registration rights agreement pursuant to which TopCo will agree to register for resale, pursuant to Rule 415 of the Securities Act, certain TopCo Ordinary Shares and other equity securities of TopCo that are held by the parties thereto from time to time and the parties thereto will be provided customary demand and piggyback registration rights.

On June 29, 2023, the Company entered into a second amendment to the Business Combination Agreement (the “Second Amendment to the Business Combination Agreement”), by and between the Company and e.GO, pursuant to which, among other things, the following terms of the Business Combination Agreement were amended: (a) Treatment of Athena Class B Common Stock – In connection with the closing of the Business Combination and subject to the approval of the Company’s stockholders, each issued and outstanding share of the Company’s Class B common stock will be converted into 1.05 TopCo ordinary shares, or a conversion of 8,050,000 shares into 8,452,500 shares. The 1:1.05 conversion ratio is a clarification and finalization of the conversion ratio of such shares originally contemplated by the First Amendment to the Business Combination Agreement, which was based on the amount that may have been funded under the Bridge Financing. Final disbursement amounts under the Bridge Financing totaled $3,750,000 out of a maximum of $15,000,000, resulting in a 1:1.05 conversion ratio under the First Amendment to the Business Combination Agreement out of a maximum 1:1.2 conversion ratio; (b) Requisite Lock-up Percentage of e.GO Shareholders and Convertible Note Lenders – The Business Combination Agreement previously required all of e.GO’s shareholders and convertible loan lenders to enter into lock-up agreements pursuant to which they agreed not to effect any sale or distribution of any equity securities of TopCo issued to them at the closing of the Business Combination until the date that is six months after the closing. Pursuant to the Second Amendment to the Business Combination Agreement, such requirement was reduced to restrict the sale or distribution of 75% of the pro forma share capital of e.GO on a fully diluted basis as of the date of the Second Amendment to the Business Combination Agreement; and (c) Outside Date Termination Event – The outside date to terminate the Business Combination Agreement was extended from June 30, 2023 to September 30, 2023.

On July 18, 2023, the Company entered into a third amendment to the Business Combination Agreement (the “Third Amendment to the Business Combination Agreement”), by and between the Company and e.GO, pursuant to which the treatment of the Company’s Class B common stock was amended that, in connection with the closing of the Business Combination, each issued and outstanding share of the Company’s Class B common stock will be converted into TopCo ordinary shares on a one-for-one basis, instead of 1:1.05, as had been the case under the Second Amendment to the Business Combination Agreement. The one-for-one conversion ratio aligns with what is currently in the Company’s Charter (Note 9).

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

On March 3, 2023, the Forward Purchase Agreement was terminated.

Subscription Agreement

In connection with funding the Extension Note, the Sponsor entered into an agreement with a member of the Sponsor. Pursuant to such agreement, the Sponsor agreed to assign and transfer to such member a ratio of 1 Founder Share for every $1.5 amount funded upon the closing of the Business Combination. As of June 30, 2023, such member of the Sponsor loaned $225,383 to the Sponsor, which amount is included in the balance due to the Sponsor under the Extension Note described above, offset by a net discount of $62,248, based on the allocated fair value of the 150,255 Founder Shares to be transferred to such member of the Sponsor in respect of such $225,383 loaned amount to the Sponsor. The value of the Founder Shares to be transferred by the Sponsor was deemed a contribution by the Sponsor to the Company and a financing cost. As such, the remaining discount of $62,248 will continue to be amortized through the consummation of Business Combination or liquidation date.

On May 19, 2023, the Sponsor entered into an agreement with a third-party investor. Pursuant to such agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of June 30, 2023, such third-party investor loaned $320,000 to the Sponsor, which amount is included in the balance due to the Sponsor under the Extension Note described above, offset by a net discount of $162,490, based on the allocated fair value of the 320,000 Class A common stock to be transferred to such third-party investor in respect of such $320,000 loaned amount to the Sponsor (Note 5). The value of the Class A common stock to be transferred by the Sponsor was deemed a contribution by the Sponsor to the Company and a financing cost. As such, the remaining discount of $162,490 will continue to be amortized through the consummation of Business Combination or liquidation date.

NOTE 7. STOCKHOLDERS’ DEFICIT

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 1,060,000 shares of Class A common stock issued and outstanding (excluding 2,048,936 shares subject to possible redemption).

Pursuant to the e.GO Transaction, if approved by the Company’s stockholders, at Closing, each issued and outstanding share of the Company’s Class A common stock will be automatically cancelled and extinguished and converted into one share the Surviving Company Common Stock.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 8,050,000 shares of Class B common stock outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The Company’s Charter provides that the shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, approximately 26.0% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

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

Warrants — As of June 30, 2023 and December 31, 2022, the Company has 11,500,000 Public Warrants and 530,000 Private Placement Warrants outstanding (together, the “Warrants”). Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
June 30, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	1	$22,006,809	$—	$—

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in Trust Account	1	$21,752,492	$—	$—

Liabilities:
Derivative liability – Forward Purchase Agreement	3	$—	$—	$1,730,000

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

For the three and six months ended June 30, 2023 and for the year ended December 31, 2022, there were no transfers between Levels 1, 2 or 3.

The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2022
Risk-free interest rate	4.40%
Term	2.25
Expected volatility	78.20%
Exercise price	$2.50
Stock Price	$10.38
Probability of transaction	50%

The following table presents the changes in the fair value of Forward Purchase Agreement:

Forward
Purchase
Agreement
Fair value as of September 29, 2022	$1,430,000
Change in valuation inputs or other assumptions	300,000
Fair value as of December 31, 2022	1,730,000
Gain on termination of Derivative liability – Forward Purchase Agreement	(1,730,000)
Fair value as of June 30, 2023	$—

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

Amendment to Working Capital Note

On July 7, 2023, the Company and Sponsor entered into an amendment and restatement to the Working Capital Note in order to increase the aggregate principal amount of borrowings to an aggregate principal amount of up to $900,000. Following the closing of the Company’s initial business combination, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Working Capital Note, up to $900,000, into units of the post-business combination entity at $10.00 per unit, with each unit being identical to the private placement units sold to the Sponsor in connection with the Company’s IPO, provided that the aggregate amount the Sponsor may convert under the Working Capital Note and the Extension Note shall not exceed $1,500,000. The other terms of the Working Capital Note remain unchanged.

Third Amendment to the Business Combination Agreement

On July 18, 2023, the Company entered into the Third Amendment to the Business Combination Agreement, pursuant to which the treatment of the Company’s Class B common stock was amended that, in connection with the closing of the Business Combination, each issued and outstanding share of the Company’s Class B common stock will be converted into TopCo ordinary shares on a one-for-one basis, instead of 1:1.05, as had been the case under the Second Amendment to the Business Combination Agreement. The one-for-one conversion ratio aligns with what is currently in the Company’s Charter.

Special Meeting of Stockholders; Amendments of Articles of Incorporation; Redemptions

On July 19, 2023, the Company held the Second Extension Meeting. At the Second Extension Meeting, the Company’s stockholders approved (1) the Second Extension Amendment Proposal and (2) the Redemption Limitation Amendment Proposal.

In connection with the Second Extension Meeting, a total of 1,082,596 shares of the Company’s Class A common stock were presented for redemption. As a result, there is approximately $10.48 million remaining in the Trust Account as of July 28, 2023 following redemptions.

In addition, on July 19, 2023, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware.

Second Extension Note

In connection with the Sponsor’s Contribution for the Second Extension, on July 20, 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $180,000 (the “Second Extension Note”). The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by the Deadline Date, the Second Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Notwithstanding the foregoing, under the Second Extension Note, following the closing of the Company’s initial business combination, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Second Extension Note into Conversion Units at $10.00 per unit, with each unit being identical to the private placement units sold to the Sponsor in connection with the Company’s IPO, provided that the aggregate amount the Sponsor may convert under the Second Extension Note, the Extension Note, and the Working Capital Note, as amended on May 19, 2023 and July 7, 2023, shall not exceed $1,500,000.00. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Second Extension Note.

On July 20, 2023, the Sponsor initiated the wire of the $60,000 to the Company’s Trust Account in connection with the extension of the Deadline Date to August 22, 2023 following the Second Extension Meeting. On July 21, 2023, Continental Stock Transfer & Trust Company, the Company’s trustee, confirmed the receipt of the $60,000 Second Contribution. The Deadline Date has been amended to August 22, 2023.

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

Results of Operations

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below). Most of the Company’s expenses for the three and six months ended June 30, 2023 are related to the transaction described in Note 6 of the financial statements.

For the three months ended June 30, 2023, we had a net loss of $696,030, which consists of operating expenses of $722,338, finance costs – discount on debt issuance of $182,708 and provision for income taxes of $49,740, offset by income on investments held in Trust Account of $258,756.

For the three months ended June 30, 2022, we had a net loss of $851,328, which consisted of operating expenses of $1,100,134 driven by general and administrative expenses of $1,092,849 and franchise tax of $7,285 along with dividend income on investments held in Trust Account of $316,795 and interest income of $14.

For the six months ended June 30, 2023, we had a net income of $142,057, which consists of income on investments held in Trust Account of $502,125 and gain on termination of derivative liability forward purchase agreement of $1,730,000, offset by operating expenses of $1,811,236, finance costs – discount on debt issuance of $182,708 and provision for income taxes of $96,124.

For the six months ended June 30, 2022, we had a net loss of $1,073,642, which consisted of operating expenses of $1,354,849 driven by general and administrative expenses of $1,297,564 and franchise tax of $57,285 along with dividend income on investments held in Trust Account of $340,419 and interest income of $46.

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

For the six months ended June 30, 2023, $1,472,362 of cash was used in operating activities. Net income of $142,057 was offset by a non-cash charge for the gain on termination of derivative liability forward purchase agreement of $1,730,000, interest earned on investments held in Trust Account of $502,125 and finance costs – discount on debt issuance of $182,708. Changes in operating assets and liabilities provided $434,998 of cash from operating activities.

For the six months ended June 30, 2022, $443,253 of cash was used in operating activities. Net loss of $1,073,642 was offset by interest earned on investments held in Trust Account of $340,419. Changes in operating assets and liabilities provided $970,808 of cash from operating activities.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2023, there was approximately $995,362, net of $224,738 discount outstanding under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 22, 2023, as may be further extended pursuant to the Company’s Charter. to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution and liquidity condition, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Deadline Date. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by the Deadline Date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter was entitled to deferred underwriting commissions of $8,650,000 consisting of the $8,050,000 deferred portion and the $600,000 cash discount agreed to be deferred until Business Combination. The deferred fee would become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On December 8, 2022, Citigroup Global Markets Inc. (“Citi"), as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,650,000 in full, pursuant to a deferred fee waiver letter agreement between Citi and the Company only upon the successful Business Combination under the e.GO Transaction.

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

Income Taxes

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,000,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Company’s Sponsor, generating gross proceeds of $10,000,000. Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $13,116,818, consisting of $4,000,000 of underwriting fees, $8,650,000 of deferred underwriting fees payable (which are held in the Trust Account) and $466,818 of other costs. As described in Note 6, the $8,650,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 3,000,000 Overallotment Units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option, generating additional gross proceeds of $30,000,000. Simultaneously with the exercise of the over-allotment, the Company consummated the Private Placement of an additional 60,000 Private Placement Units to the Sponsor, generating gross proceeds of $600,000.

Following the closing of the IPO and exercise of the over-allotment, $234,600,000 from the net proceeds of the sale of the Units in the IPO and the Private Placement Units, including the amounts generated from the exercise of the underwriters’ over-allotment option, was placed in the Trust Account and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

We paid a total of $4,000,000 underwriting discounts and commissions and $466,818 for other offering costs and expenses related to the IPO. In addition, the underwriters agreed to defer $8,650,000 in underwriting discounts and commissions. On December 8, 2002, Citi, as representative of the underwriters, agreed to formally waive the deferred underwriting commissions of $8,650,000 in full, pursuant to a deferred fee waiver letter agreement between Citi and the Company.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

The Company’s Charter provided the Company the right to extend the Deadline Date six times for an additional one month each time, from January 22, 2023, the initial Deadline Date, to up to July 22, 2023. The Company’s Board had implemented the six Extensions and extended the Deadline Date to July 22, 2023. On July 19, 2023, the Company held the Second Extension Meeting. At the Second Extension Meeting, the Company’s stockholders approved (1) the Second Extension Amendment Proposal to provide the Company with the right to extend the Deadline Date up to three times for an additional one month each time, from July 22, 2023 to up to October 22, 2023 and (2) the Redemption Limitation Amendment Proposal. In connection with the Second Extension Meeting, a total of 1,082,596 shares of the Company’s Class A common stock were presented for redemption. As a result, there is approximately $10.48 million remaining in the Trust Account as of July 28, 2023 following redemptions. On July 20, 2023, the Sponsor initiated the wire of the $60,000 to the Company’s Trust Account in connection with the extension of the Deadline Date to August 22, 2023 following the Second Extension Meeting. On July 21, 2023, Continental Stock Transfer & Trust Company, the Company’s trustee, confirmed the receipt of the $60,000 Second Contribution. The Deadline Date has been amended to August 22, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of July 28, 2022, by and among Athena Consumer Acquisition Corp., Next.e.GO Mobile SE, Next.e.GO B.V. and Time is Now Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 28, 2022).
2.2	First Amendment to Business Combination Agreement, dated as of September 29, 2022, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 3, 2022).
2.3	Second Amendment to Business Combination Agreement, dated as of June 29, 2023, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 6, 2023).
2.4	Third Amendment to Business Combination Agreement, dated as of July 18, 2023, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 19, 2023).
10.1	Sponsor Letter Agreement, dated as of July 28, 2022, by and among Athena Consumer Acquisition Corp., Athena Consumer Acquisition Sponsor LLC, Next.e.GO Mobile SE, Next.e.GO B.V. and certain individuals party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 28, 2022).
10.2	First Amendment to Sponsor Letter Agreement, dated as of September 29, 2022, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 3, 2022).
10.3	Extension Promissory Note, dated as of January 17, 2023, between Athena Consumer Acquisition Corp. and Athena Consumer Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on January 17, 2023).
10.4	Working Capital Promissory Note, dated as of January 17, 2023, between Athena Consumer Acquisition Corp. and Athena Consumer Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on January 17, 2023).
10.5	Amended and Restated Working Capital Promissory Note, dated as of May 19, 2023, between Athena Consumer Acquisition Corp. and Athena Consumer Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on May 22, 2023).
10.6	Second Amended and Restated Working Capital Promissory Note, dated as of July 7, 2023, between Athena Consumer Acquisition Corp. and Athena Consumer Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 10, 2023).
10.7	Second Extension Promissory Note, dated as of July 20, 2023, between Athena Consumer Acquisition Corp. and Athena Consumer Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 21, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA CONSUMER ACQUISITION CORP.

Date: August 9, 2023	By:	/s/ Angelina Smith
	Name:	Angelina Smith
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)