Form 10-Q
period 2023-09-30
Athena Consumer Acquisition Corp.
filed 2023-11-20
CIK 1869141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were no shares of Class A common stock, par value $0.0001 per share, issued and outstanding, and no shares of Class B common stock, $0.0001 par value, issued and outstanding.

ATHENA CONSUMER ACQUISITION CORP.

QUARTERLY REPORT ON FORM 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,536	$13,612
Cash – restricted	17,864	—
Prepaid expenses and other assets	40,501	261,230
Cash held in Trust Account for redeemed shares	8,668,990	—
Prepaid income taxes	59,926	—
Total current assets	8,795,817	274,842
Cash and Investments held in Trust Account	2,004,215	21,752,492
TOTAL ASSETS	$10,800,032	$22,027,334

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,240,443	$3,304,154
Income tax payable	—	674,933
Franchise tax payable	17,864	58,857
Excise tax payable	203,048	—
Due to related parties	82,605	—
Promissory note - related party, net of discount	1,414,717	—
Due to redeeming Stockholders	8,668,990	—
Total current liabilities	16,627,667	4,037,944

Derivative liability – Forward Purchase Agreement	—	1,730,000
Deferred underwriting fee payable	8,650,000	8,650,000
TOTAL LIABILITIES	25,277,667	14,417,944

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A common stock subject to possible redemption, $0.0001 par value, 181,460 and 2,048,936 shares at redemption value of $11.02 and $10.28 per share at September 30, 2023 and December 31, 2022, respectively	1,999,598	21,061,039

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 1,060,000 shares issued and outstanding (excluding 181,460 and 2,048,936 shares subject to possible redemption) at September 30, 2023 and December 31, 2022	106	106
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 8,050,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	805	805
Additional paid-in capital	359,268	—
Accumulated deficit	(16,837,412)	(13,452,560)
TOTAL STOCKHOLDERS’ DEFICIT	(16,477,233)	(13,451,649)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$10,800,032	$22,027,334

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$2,041,634	$1,271,266	$3,852,870	$2,626,069
Total operating expenses	(2,041,634)	(1,271,266)	(3,852,870)	(2,626,069)

OTHER INCOME (EXPENSES)
Income on investments held in Trust Account	171,680	1,058,835	673,805	1,399,254
Finance costs – discount on debt issuance	(379,608)	—	(562,316)	—
Gain on termination of derivative liability – Forward Purchase Agreement	—	(130,000)	1,730,000	(130,000)
Total other income (expense), net	(207,928)	928,835	1,841,489	1,269,254

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,249,562)	(342,431)	(2,011,381)	(1,356,815)
Provision for income taxes	(34,017)	(196,768)	(130,141)	(256,026)
Net loss	$(2,283,579)	$(539,199)	$(2,141,522)	$(1,612,841)

Weighted average shares outstanding of Class A common stock	2,241,388	24,060,000	2,816,576	24,060,000
Basic and diluted net loss per share, Class A	$(0.22)	$(0.02)	$(0.20)	$(0.05)

Weighted average shares outstanding of Class B common stock	8,050,000	8,050,000	8,050,000	8,050,000
Basic and diluted net loss per share, Class B	$(0.22)	$(0.02)	$(0.20)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	1,060,000	$106	8,050,000	$805	$—	$(13,452,560)	$(13,451,649)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(470,123)	(470,123)
Class B common stock to be transferred to fund promissory note	—	—	—	—	79,805	—	79,805
Net income	—	—	—	—	—	838,087	838,087
Balance, March 31, 2023 (unaudited)	1,060,000	106	8,050,000	805	79,805	(13,084,596)	(13,003,880)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(431,247)	(431,247)
Class B common stock to be transferred to fund promissory note	—	—	—	—	79,805	—	79,805
Class A common stock to be transferred to fund promissory note	—	—	—	—	247,836	—	247,836
Net loss	—	—	—	—	—	(696,030)	(696,030)
Balance, June 30, 2023 (unaudited)	1,060,000	106	8,050,000	805	407,446	(14,211,873)	(13,803,516)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(341,960)	(341,960)
Class A common stock to be transferred to fund promissory note	—	—	—	—	151,601	—	151,601
Class B common stock to be transferred to fund promissory note	—	—	—	—	3,269	—	3,269
Excise tax payable attributable to redemption of Class A common stock	—	—	—	—	(203,048)	—	(203,048)
Net loss	—	—	—	—	—	(2,283,579)	(2,283,579)
Balance, September 30, 2023 (unaudited)	1,060,000	$106	8,050,000	$805	$359,268	$(16,837,412)	$(16,477,233)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	1,060,000	$106	8,050,000	$805	$—	$(7,310,530)	$(7,309,619)
Net loss	—	—	—	—	—	(222,314)	(222,314)
Balance, March 31, 2022 (unaudited)	1,060,000	106	8,050,000	805	—	(7,532,844)	(7,531,933)
Net loss	—	—	—	—	—	(851,328)	(851,328)
Balance, June 30, 2022 (unaudited)	1,060,000	106	8,050,000	805	—	(8,384,172)	(8,383,261)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(1,001,219)	(1,001,219)
Initial value of derivative liability – Forward Purchase Agreement	—	—	—	—	—	(1,430,000)	(1,430,000)
Net loss	—	—	—	—	—	(539,199)	(539,199)
Balance, September 30, 2022 (unaudited)	1,060,000	$106	8,050,000	$805	$—	$(11,354,590)	$(11,353,679)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,141,522)	$(1,612,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Finance costs – discount on debt issuance	562,316	—
Income on investments held in Trust Account	(673,805)	(1,399,254)
Deferred tax asset	—	15,299
Gain on termination of derivative liability – Forward Purchase Agreement	(1,730,000)	130,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	160,803	198,400
Accounts payable and accrued expenses	2,936,289	1,687,213
Due to related parties	82,605	—
Income tax and Franchise tax payable	(715,926)	291,215
Net cash used in operating activities	(1,519,240)	(689,968)

CASH FLOWS FROM INVESTING ACTIVITIES
Principal deposited in Trust Account	(860,766)	—
Cash withdrawn from trust in connection with redemption	11,635,781	—
Withdrawal from Trust Account for payment of income and franchise taxes	978,077	98,622
Net cash provided by investing activities	11,753,092	98,622

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sponsor loans	1,414,717	—
Payments for redemptions of Class A common stock	(11,635,781)	—
Net cash used in financing activities	(10,221,064)	—

Net change in cash	12,788	(591,346)
Cash, beginning of period	13,612	850,615
Cash, end of period	$26,400	$259,269

Cash, end of period-restricted to pay franchise tax payable	$17,864	$—
Cash, end of period-unrestricted	8,536	259,269
TOTAL	$26,400	$259,269

Supplemental cash flow information:
Cash paid for income taxes	$865,000	$—

Supplemental disclosure of noncash activities:
Class B Common Stock to be transferred to fund promissory note	$162,879	$—
Class A Common Stock to be transferred to fund promissory note	$399,437	$—
Initial value of derivative liability – Forward Purchase Agreement	$—	$1,430,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ATHENA CONSUMER ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

Following the closing of the IPO and exercise of the over-allotment, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units was placed in a Trust Account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. On October 19, 2023 (the “Closing Date”), as contemplated by the Business Combination Agreement, Merger Sub merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of TopCo.

On December 16, 2022, the Company issued a press release announcing that, in connection with a special meeting of stockholders (the “Extension Meeting”) to be held for the purpose of considering and voting on, among other proposals, a proposal to amend the Company’s amended and restated certificate of incorporation (the “Extension Amendment”) to provide the Company with the right to extend the date (the “Deadline Date”) by which it must consummate an initial business combination (the “Extension”) up to six times for an additional one month each time, from January 22, 2023 to up to July 22, 2023, if the Extension Amendment is approved at the Extension Meeting and an Extension is implemented, the Sponsor, or its designees will deposit into the Trust Account as a loan (a “Contribution”, and the Sponsor or its designee making such Contribution, a “Contributor”), the lesser of (x) $121,000 or (y) $0.055 per public share multiplied by the number of public shares outstanding, on each of the following dates: (i) January 23, 2023; and (ii) one business day following the public announcement by the Company disclosing that the Company’s board of directors (the “Board”) has determined to extend the Deadline Date for an additional month in accordance with the Extension (each date on which a Contribution is to be deposited into the Trust Account, a “Contribution Date”).

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

On May 22, 2023, the Company issued a press release announcing that its Board has elected to extend the Deadline Date from May 22, 2023 for an additional month to June 22, 2023, the fifth of six potential one-month extensions of the Deadline Date available to the Company then.

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

On June 21, 2023, the Company issued a press release announcing that its Board has elected to extend the Deadline Date from June 22, 2023 for an additional month to July 22, 2023, the last of six potential one-month extensions of the Deadline Date available to the Company then.

On July 19, 2023, the Company held a special meeting of its stockholders (the “Second Extension Meeting”). At the Second Extension Meeting, the Company’s stockholders approved (1) a proposal to amend the Company’s amended and restated certificate of incorporation, as amended on December 21, 2022 (the proposed amendment, the “Second Extension Amendment”) to provide the Company with the right to extend the Deadline Date up to three times for an additional one month each time (the “Second Extension”), from July 22, 2023 (the date which is 21 months from the closing date of the IPO) to up to October 22, 2023 (the date which is 24 months from the closing date of the IPO) (the “Second Extension Amendment Proposal”) and (2) a proposal to amend the Company’s amended and restated certificate of incorporation, as amended on December 21, 2022 (the “Redemption Limitation Amendment”, together with the Second Extension Amendment, the “Charter Amendment”) to eliminate (i) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (ii) the limitation that the Company shall not consummate a business combination unless the Company has net tangible assets of at least $5,000,001 (the “Redemption Limitation Amendment Proposal”). The Sponsor, has agreed that if the Second Extension Amendment is implemented, the Sponsor or its designees will deposit into the Trust Account as a loan of $60,000 (the “Second Contribution”) on each of the following dates: (i) July 20, 2023; and (ii) one business day following the public announcement by the Company disclosing that its board of directors has determined to extend the Deadline Date for an additional month in accordance with the Second Extension Amendment.

A total of 1,082,596 shares of the Company’s Class A common stock was presented for redemption in connection with the Second Extension Meeting. As a result, there is approximately $10.48 million remaining in the Trust Account as of July 28, 2023 following redemptions.

On July 19, 2023, the Company filed the Charter Amendment with the Secretary of State of the State of Delaware.

In connection with the Second Contribution, on July 20, 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $180,000 (the “Second Extension Note”), and on the same date, the Board delivered to the Sponsor a written request to draw down $60,000 for the first month of the Second Extension. On July 21, 2023, Continental Stock Transfer & Trust Company, the Company’s trustee, confirmed the receipt of the $60,000 Contribution.

On August 18, 2023, the Board determined to implement a second of the Second Extension to allow additional time for the Company to complete its initial business combination. In connection with this Extension and pursuant to the Second Extension Note, the Board delivered to the Sponsor a written request to draw down $60,000 for the second month of the Second Extension. On August 21, 2023, the Sponsor deposited $60,000 into the Company’s Trust Account in connection with this Extension.

On August 21, 2023, the Company issued a press release announcing that its Board has elected to extend the Deadline Date from August 22, 2023 for an additional month to September 22, 2023, the second of three potential one-month Second Extensions of the Deadline Date available to the Company.

On September 15, 2023, the Board determined to implement a third of the Second Extension to allow additional time for the Company to complete its initial business combination. In connection with this Extension and pursuant to the Second Extension Note, the Board delivered to the Sponsor a written request to draw down $60,000 for the third month of the Second Extension. On September 21, 2023, the Sponsor deposited $60,000 into the Company’s Trust Account in connection with this Extension.

On September 21, 2023, the Company issued a press release announcing that its Board has elected to extend the Deadline Date from September 22, 2023 for an additional month to October 22, 2023, the last of three potential one-month Second Extensions of the Deadline Date available to the Company.

On September 29, 2023, the Company held a special meeting of its stockholders in connection with its proposed business combination. At the special meeting, the Company’s stockholders approved (1) the business combination agreement, dated as of July 28, 2022 (as amended by the amendments to the business combination agreement, dated as of September 29, 2022, June 29, 2023, July 18, 2023, August 25, 2023, September 8, 2023, and September 11, 2023, and as may be further amended or restated from time to time, the “Business Combination Agreement”), by and among the Company, Next.e.GO Mobile SE, a European company incorporated in Germany (“e.GO”), Next.e.GO B.V., a Dutch private limited liability company and a wholly-owned subsidiary of e.GO (“TopCo”), and Time is Now Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of TopCo (“Merger Sub”) and the transactions contemplated thereby (the “Business Combination”), pursuant to which, among other things, (i) Merger Sub will merge with and into the Company, with the Company surviving and continuing as a direct, wholly-owned subsidiary of TopCo (the “Merger”), (ii) after giving effect to the Merger, each issued and outstanding share of the Company’s Common Stock will be converted into a number of shares of common stock, par value $0.0001 per share, of the company surviving the Merger (the “Surviving Company Common Stock”), (iii) immediately thereafter, each of the resulting shares of Surviving Company Common Stock will be automatically exchanged for one ordinary share, nominal value of €0.12 per share, of TopCo (the “TopCo Share”), and (iv) in connection therewith and subject to the approval of the public warrant holders of the Company at the Warrant Holders Meeting, each outstanding warrant to purchase a share of the Company’s Class A Common Stock (the “Athena Warrants”) will be automatically cancelled and exchanged for 0.175 TopCo Shares (the “Warrant Shares”) per Athena Warrant, with any fractional entitlement being rounded down (the “Warrant Exchange”), and (2) to approve and adopt, on a non-binding advisory basis, certain governance provisions in the proposed TopCo Articles of Association, which are being presented separately in accordance with the U.S. Securities and Exchange Commission (“SEC”) guidance to give stockholders the opportunity to present their separate views on important corporate governance provisions. A total of 884,880 shares of the Company’s Class A Common Stock were presented for redemption in connection with the special meeting, 100,000 shares of which subsequently revoked the redemption request, making the actual shares presented for redemption to be 784,880.

On October 19, 2023 (the “Closing Date”), as contemplated by the Business Combination Agreement, Merger Sub merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of TopCo. Additionally, on the Closing Date, (i) TopCo issued to the holders of e.GO’s equity securities, including certain former convertible loan lenders of e.GO (the “e.GO Shareholders”), an aggregate of up to 79,019,608 newly issued ordinary shares, nominal value €0.12 per share, of TopCo (the “TopCo Shares”) inclusive of 30,000,000 shares, 20,000,000 of which will be unvested and subject to an earn-out over a certain period, while 10,000,000 shares will vest immediately as of the Closing Date and will be subject to a 12-month lock-up, in each case as described below (the “Earn-Out Shares”); (ii) TopCo changed its legal form from a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) to a Dutch public limited liability company (naamloze vennootschap); (iii) the Merger effectuated, with the Company as the surviving company in the Merger (the “Surviving Company”) and in connection with the Merger, each share of Class A common stock par value $0.0001 of the Company (the “Athena Class A Common Stock”) and each issued and outstanding share of Class B common stock, par value $0.0001 per share, of the Company (the “Athena Class B Common Stock”) was converted into one share of common stock, par value $0.0001 per share, of the Surviving Company (the “Surviving Company Common Stock”); (iv) each of the resulting shares of Surviving Company Common Stock was automatically exchanged for one TopCo Share; and (v) each outstanding warrant to purchase a share of the Company Class A Common Stock (the “Athena Warrants”) was automatically cancelled and exchanged for 0.175 TopCo Shares per Athena Warrant, with any fractional entitlement being rounded down (the “Warrant Exchange”) ((i) through (v) together, the “Business Combination”) (see Note 9).

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

On July 19, 2023, the Company’s stockholders elected to redeem 1,082,596 shares for a total payment of $11,635,781. In addition, On September 29, 2023, the Company’s stockholders elected to redeem 784,880 shares for a total payment of $8,668,990. The Company evaluated the classification and accounting of the share/ stock redemption under Accounting Standards Codification (“ASC”) 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of September 30, 2023 and concluded that it is probable that a contingent liability should be recorded. As of September 30, 2023, the Company recorded $203,048 of excise tax liability calculated as 1% of the shares redeemed.

Going Concern and Capital Resources

As of September 30, 2023, the Company had $26,400 in its operating bank accounts (inclusive of $17,864 restricted cash to pay for the Company’s franchise taxes), $10,673,205 in securities held in the Trust Account (inclusive of $8,668,990 restricted amount to pay for the redeeming stockholders) to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $7,831,850. As of September 30, 2023, approximately $313,029 of the amount on deposit in the Trust Account represented interest and dividend income, which is available to pay the Company’s redeeming stockholders and tax obligations.

On October 19, 2023, as contemplated by the Business Combination Agreement, Merger Sub merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of TopCo. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management believes that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 30, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $8,536 and $13,612 of cash as of September 30, 2023 and December 31, 2022, respectively, and no cash equivalents.

Cash - Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of September 30, 2023 and December 31, 2022, the balance was $17,864 and $0, respectively. Cash – restricted at September 30, 2023 represents cash that was withdrawn from the Trust Account to pay franchise taxes but is yet to be utilized.

Cash and Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s cash and investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s cash and investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

As of September 30, 2023 and December 31, 2022, the Company had $10,673,205 and $21,752,492 in cash and investments held in Trust Account, respectively. The balance of $10,673,205 as of September 30, 2023 includes a restricted amount of $8,668,990 which represents the amounts payable to the redeeming stockholders in connection with the special meeting held on September 29, 2023.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was (1.51)% and (57.46)% for the three months ended September 30, 2023 and 2022, respectively, and (6.47)% and (18.87)% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, primarily due to the extinguishment of the derivative liability and valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock sold in the IPO and over-allotment features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 181,460 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

As of September 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$230,000,000
Less:
Fair value of Public Warrants at issuance	(15,310,355)
Class A shares issuance costs	(12,245,042)
Add:
Accretion of carrying value to redemption value	32,155,397
Class A common stock subject to possible redemption at December 31, 2021	234,600,000
Less: Redemption of common stock subject to possible redemption	(216,004,846)
Plus: Accretion of carrying value to redemption value	2,465,885
Class A common stock subject to possible redemption, December 31, 2022	21,061,039
Less: Redemption of common stock subject to possible redemption	(20,304,771)
Add: Accretion of carrying value to redemption value	1,243,330
Class A common stock subject to possible redemption, September 30, 2023 (unaudited)	$1,999,598

Net Loss per Common Share

The Company has two classes of common shares, which are referred to as Class A common stock and Class B common stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. On September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per common share for each class of stock.

	For the Three Months Ended September 30, (unaudited)
	2023		2022
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(497,347)	$(1,786,232)	$(404,021)	$(135,178)

Denominator:
Weighted average shares outstanding	2,241,388	8,050,000	24,060,000	8,050,000
Basic and diluted net loss per common share	$(0.22)	$(0.22)	$(0.02)	$(0.02)

	For the Nine Months Ended September 30, (unaudited)
	2023		2022
	Class A common stock	Class B common stock	Class A common stock	Class B common stock
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(555,074)	$(1,586,448)	$(1,208,501)	$(404,340)

Denominator:
Weighted average shares outstanding	2,816,576	8,050,000	24,060,000	8,050,000
Basic and diluted net loss per common share	$(0.20)	$(0.20)	$(0.05)	$(0.05)

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Placement Warrants (defined below) issued pursuant to the warrant agreements qualify for equity accounting treatment.

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

Related Party Loans

On June 4, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021, or the completion of the IPO. An amount of $117,994 was borrowed under the Note and repaid on October 22, 2021. There was no balance outstanding as of September 30, 2023 and December 31, 2022. This facility is no longer available.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Units of the post Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of September 30, 2023, the promissory notes stated below were entered into which fall under the Working Capital Loans structure.

On January 17, 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $676,149 (the “Extension Note”). On the same date, in connection with advances the Sponsor may make in the future to the Company for working capital expenses in connection with the Company’s initial business combination, the Company issued a separate unsecured promissory note to the Sponsor in the principal amount of up to $400,000 (the “Working Capital Note”, together with the Extension Note, the “Notes”). Both Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by the Deadline Date, the Notes will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Notwithstanding the foregoing, under both Notes, following the closing of the Company’s initial business combination, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Note into units of the post-business combination entity at $10.00 per unit (the “Conversion Units”), with each unit being identical to the private placement units sold to the Sponsor in connection with the Company’s IPO. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Notes. On May 19, 2023, the Company and Sponsor entered into an amendment and restatement to the Working Capital Note in order to increase the aggregate principal amount of borrowings to an aggregate principal amount of up to $600,000. On July 7, 2023, the Company and Sponsor entered into an amendment and restatement to the Working Capital Note in order to increase the aggregate principal amount of borrowings to an aggregate principal amount of up to $900,000. As of September 30, 2023, the Sponsor funded $738,568, and there is $161,432 available under the Working Capital Note which has not yet funded. The $676,149 Extension Note was fully funded as of September 30, 2023. As of September 30, 2023 and December 31, 2022, the total outstanding balance of the Notes is $1,414,717 and $0, respectively.

In connection with the Sponsor’s Contribution for the Second Extension, on July 20, 2023, the Company issued an unsecured promissory note to the Sponsor with a principal amount equal to $180,000 (the “Second Extension Note”). The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by the Deadline Date, the Second Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Notwithstanding the foregoing, under the Second Extension Note, following the closing of the Company’s initial business combination, the Sponsor may elect to convert all or any portion of the unpaid principal balance of the Second Extension Note into Conversion Units at $10.00 per unit, with each unit being identical to the private placement units sold to the Sponsor in connection with the Company’s IPO, provided that the aggregate amount the Sponsor may convert under the Second Extension Note, the Extension Note, and the Working Capital Note, as amended on May 19, 2023 and July 7, 2023, shall not exceed $1,500,000. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Second Extension Note.

In connection with funding the Extension Note, the Sponsor entered into an agreement with a member of the Sponsor. Pursuant to such agreement, the Sponsor agreed to assign and transfer to such member a ratio of 1 Founder Share for every $1.5 amount funded upon the closing of the Business Combination. As of September 30, 2023, such member of the Sponsor loaned $230,000 to the Sponsor, which amount is included in the balance due to the Sponsor under the Extension Note described above.

On May 19, 2023, the Sponsor entered into an agreement with a third party investor. Pursuant to such agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of September 30, 2023, such third party investor loaned $510,000 to the Sponsor, which amount is included in the balance due to the Sponsor under the Extension Note described above.

Due to Related Parties

The balance due to related parties mainly represents the amounts owed by the Company to an entity affiliated with the Sponsor for support services. As of September 30, 2023 and December 31, 2022, the Company has an outstanding due to related parties of $82,605 and $0, respectively.

Support Services

The Company intends to pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services. For the three and nine months ended September 30, 2023, $30,000 and $90,000, respectively, have been incurred and $10,000 has been paid under this agreement. For the three and nine months ended September 30, 2022, $30,000 and $90,000, respectively, have been incurred and paid under this agreement.

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

The underwriters were paid a cash underwriting discount of $0.20 per unit on the offering not including the Units issued with the underwriter’s exercise of their over-allotment option, or $4,000,000 in the aggregate at the closing of the IPO. The underwriters have agreed to defer the cash underwriting discount of $0.20 per share related to the over-allotment to be paid upon completion of a Business Combination ($600,000 in the aggregate). In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $8,050,000 from the closing of the IPO. The total deferred fee is $8,650,000, consisting of the $8,050,000 deferred portion and the $600,000 cash discount agreed to be deferred until completion of a Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

On June 29, 2023, the Company entered into a second amendment to the Business Combination Agreement (the “Second Amendment to the Business Combination Agreement”), by and between the Company and e.GO, pursuant to which, among other things, the following terms of the Business Combination Agreement were amended: (a) Treatment of Athena Class B Common Stock – In connection with the closing of the Business Combination and subject to the approval of the Company’s stockholders, each issued and outstanding share of the Company’s Class B common stock will be converted into 1.05 TopCo ordinary shares, or a conversion of 8,050,000 shares into 8,452,500 shares. The 1:1.05 conversion ratio is a clarification and finalization of the conversion ratio of such shares originally contemplated by the First Amendment to the Business Combination Agreement, which was based on the amount that may have been funded under the Bridge Financing. Final disbursement amounts under the Bridge Financing totaled $3,750,000 out of a maximum of $15,000,000, resulting in a 1:1.05 conversion ratio under the First Amendment to the Business Combination Agreement out of a maximum 1:1.2 conversion ratio; (b) Requisite Lock-up Percentage of e.GO Shareholders and Convertible Note Lenders – The Business Combination Agreement previously required all of e.GO’s shareholders and convertible loan lenders to enter into lock-up agreements pursuant to which they agreed not to effect any sale or distribution of any equity securities of TopCo issued to them at the closing of the Business Combination until the date that is six months after the closing. Pursuant to the Second Amendment to the Business Combination Agreement, such requirement was reduced to restrict the sale or distribution of 75% of the pro forma share capital of e.GO on a fully diluted basis as of the date of the Second Amendment to the Business Combination Agreement; and (c) Outside Date Termination Event – The outside date to terminate the Business Combination Agreement was extended from September 30, 2023 to September 30, 2023.

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

On August 25, 2023, the Company entered into a fourth amendment to the Business Combination Agreement (the “Fourth Amendment to the Business Combination Agreement”), by and between the Company and e.GO, pursuant to which, among other things, certain terms of the Business Combination Agreement (including with respect to the transaction steps, joint covenants of the parties, and the conditions to the obligations of the parties) were amended to reflect:

●	Warrant Exchange. The Business Combination Agreement previously provided that each outstanding warrant to purchase a share of the Company’s Class A common stock, par value $0.0001 per share, of the Company’s (the “Athena Class A Common Stock” and such warrants, the “Athena Warrants”) will be converted into a warrant to purchase a newly issued ordinary share, nominal value €0.12 per share, of TopCo (the “TopCo Share”) on the same contractual terms and conditions as were in effect with respect to each warrant prior to the Business Combination at the closing of the Business Combination (the “Closing”). Pursuant to the Fourth Amendment to the Business Combination Agreement, immediately prior to the Closing, each outstanding Athena Warrant will instead, subject to the approval of warrant holders of the Company, be cancelled and exchanged for 0.175 shares of Class A Common Stock, which will subsequently, in connection with the Closing, be exchanged for newly issued TopCo Shares (the “Warrant Exchange”).

●	Revised Form of Earn-out Agreement. In connection with the proposed Warrant Exchange, the Company and e.GO renegotiated certain terms of the earn-out agreement, which TopCo, the Company and holders of e.GO’s equity securities (the “e.GO Shareholders”) have agreed to enter into prior to the Closing, pursuant to which, among other things, TopCo will issue or cause to be issued to the e.GO Shareholders 30,000,000 Earn-Out Shares at the Closing. 20,000,000 of the Earn-Out Shares will be divided into four equal 5,000,000 share tranches, with each tranche subject to immediate vesting and release of trading and voting restrictions if the trading price per TopCo Share at any point during the trading hours of a trading day is greater than or equal to $12.50, $15.00, $20.00 and $25.00, respectively, for any 20 trading days within any period of 30 consecutive trading days during the five-year period following the Closing. The remaining 10,000,000 of such Earn-Out shares will vest immediately as of the Closing and will be subject to a 12-month lock-up.

On September 8, 2023, the Company entered into a fifth amendment to the Business Combination Agreement (the “Fifth Amendment to the Business Combination Agreement”), by and between the Company and e.GO, pursuant to which certain terms of the Business Combination Agreement were amended to clarify the mechanics of the warrant exchange that is to occur at the closing of the Business Combination (the “Closing”), subject to the approval of Athena’s warrant holders.

Further, on September 11, 2023, the Company entered into a sixth amendment to the Business Combination Agreement (the “Sixth Amendment to the Business Combination Agreement”), by and between the Company and e.GO, pursuant to which certain terms of the Business Combination Agreement were amended to reflect the potential for TopCo Shares to be listed on Nasdaq following the Closing.

On September 29, 2023, the Company held a special meeting of its stockholders in connection with its proposed business combination. At the special meeting, the Company’s stockholders approved (1) the business combination agreement, dated as of July 28, 2022 (as amended by the amendments to the business combination agreement, dated as of September 29, 2022, June 29, 2023, July 18, 2023, August 25, 2023, September 8, 2023, and September 11, 2023, and as may be further amended or restated from time to time, the “Business Combination Agreement”), by and among the Company, Next.e.GO Mobile SE, a European company incorporated in Germany (“e.GO”), Next.e.GO B.V., a Dutch private limited liability company and a wholly-owned subsidiary of e.GO (“TopCo”), and Time is Now Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of TopCo (“Merger Sub”) and the transactions contemplated thereby (the “Business Combination”), pursuant to which, among other things, (i) Merger Sub will merge with and into the Company, with the Company surviving and continuing as a direct, wholly-owned subsidiary of TopCo (the “Merger”), (ii) after giving effect to the Merger, each issued and outstanding share of the Company’s Common Stock will be converted into a number of shares of common stock, par value $0.0001 per share, of the company surviving the Merger (the “Surviving Company Common Stock”), (iii) immediately thereafter, each of the resulting shares of Surviving Company Common Stock will be automatically exchanged for one ordinary share, nominal value of €0.12 per share, of TopCo (the “TopCo Share”), and (iv) in connection therewith and subject to the approval of the public warrant holders of the Company at the Warrant Holders Meeting, each outstanding warrant to purchase a share of the Company’s Class A Common Stock (the “Athena Warrants”) will be automatically cancelled and exchanged for 0.175 TopCo Shares (the “Warrant Shares”) per Athena Warrant, with any fractional entitlement being rounded down (the “Warrant Exchange”), and (2) to approve and adopt, on a non-binding advisory basis, certain governance provisions in the proposed TopCo Articles of Association, which are being presented separately in accordance with the SEC guidance to give stockholders the opportunity to present their separate views on important corporate governance provisions.

On October 19, 2023 (the “Closing Date”), as contemplated by the Business Combination Agreement, Merger Sub merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of TopCo. Additionally, on the Closing Date, (i) TopCo issued to the holders of e.GO’s equity securities, including certain former convertible loan lenders of e.GO (the “e.GO Shareholders”), an aggregate of up to 79,019,608 newly issued ordinary shares, nominal value €0.12 per share, of TopCo (the “TopCo Shares”) inclusive of 30,000,000 shares, 20,000,000 of which will be unvested and subject to an earn-out over a certain period, while 10,000,000 shares will vest immediately as of the Closing Date and will be subject to a 12-month lock-up, in each case as described below (the “Earn-Out Shares”); (ii) TopCo changed its legal form from a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) to a Dutch public limited liability company (naamloze vennootschap); (iii) the Merger effectuated, with the Company as the surviving company in the Merger (the “Surviving Company”) and in connection with the Merger, each share of Class A common stock par value $0.0001 of the Company (the “Athena Class A Common Stock”) and each issued and outstanding share of Class B common stock, par value $0.0001 per share, of the Company (the “Athena Class B Common Stock”) was converted into one share of common stock, par value $0.0001 per share, of the Surviving Company (the “Surviving Company Common Stock”); (iv) each of the resulting shares of Surviving Company Common Stock was automatically exchanged for one TopCo Share; and (v) each outstanding warrant to purchase a share of the Company Class A Common Stock (the “Athena Warrants”) was automatically cancelled and exchanged for 0.175 TopCo Shares per Athena Warrant, with any fractional entitlement being rounded down (the “Warrant Exchange”) ((i) through (v) together, the “Business Combination”) (see Note 9).

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

On March 3, 2023, the Forward Purchase Agreement was terminated.

Subscription Agreement

In connection with funding the Extension Note, the Sponsor entered into an agreement with a member of the Sponsor. Pursuant to such agreement, the Sponsor agreed to assign and transfer to such member a ratio of 1 Founder Share for every $1.5 amount funded upon the closing of the Business Combination. As of September 30, 2023, such member of the Sponsor loaned $230,000 to the Sponsor, which amount is included in the balance due to the Sponsor under the Extension Note described above.

On May 19, 2023, the Sponsor entered into an agreement with a third-party investor. Pursuant to such agreement, the Sponsor will transfer one share of Class A common stock of the Company for each dollar funded upon the closing of a Business Combination. As of September 30, 2023, such third-party investor loaned $510,000 to the Sponsor, which amount is included in the balance due to the Sponsor under the Extension Note described above.

NOTE 7. STOCKHOLDERS’ DEFICIT

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 1,060,000 shares of Class A common stock issued and outstanding (excluding 181,460 and 2,048,936 shares subject to possible redemption, respectively).

Pursuant to the e.GO Transaction, if approved by the Company’s stockholders, at Closing, each issued and outstanding share of the Company’s Class A common stock will be automatically cancelled and extinguished and converted into one share the Surviving Company Common Stock.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 8,050,000 shares of Class B common stock outstanding.

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

Warrants — As of September 30, 2023 and December 31, 2022, the Company has 11,500,000 Public Warrants and 530,000 Private Placement Warrants outstanding (together, the “Warrants”). Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s cash and investments held in the Trust Account are classified as trading securities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
September 30, 2023 (unaudited)	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Investments held in Trust Account	1	$10,673,205	$—	$—

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	1	$21,752,492	$—	$—

Liabilities:
Derivative liability – Forward Purchase Agreement	3	$—	$—	$1,730,000

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

For the three and nine months ended September 30, 2023 and 2022, there were no transfers between Levels 1, 2 or 3.

The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2022
Risk-free interest rate	4.40%
Term	2.25
Expected volatility	78.20%
Exercise price	$2.50
Stock price	$10.38
Probability of transaction	50%

The following table presents the changes in the fair value of Forward Purchase Agreement:

Forward
Purchase
Agreement
Fair value as of September 29, 2022 (unaudited)	$1,430,000
Change in valuation inputs or other assumptions	300,000
Fair value as of December 31, 2022	1,730,000
Gain on termination of derivative liability – Forward Purchase Agreement	(1,730,000)
Fair value as of September 30, 2023 (unaudited)	$—

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

On October 19, 2023 (the “Closing Date”), as contemplated by the Business Combination Agreement, Merger Sub merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of TopCo. Additionally, on the Closing Date, (i) TopCo issued to the holders of e.GO’s equity securities, including certain former convertible loan lenders of e.GO (the “e.GO Shareholders”), an aggregate of up to 79,019,608 newly issued ordinary shares, nominal value €0.12 per share, of TopCo (the “TopCo Shares”) inclusive of 30,000,000 shares, 20,000,000 of which will be unvested and subject to an earn-out over a certain period, while 10,000,000 shares will vest immediately as of the Closing Date and will be subject to a 12-month lock-up, in each case as described below (the “Earn-Out Shares”); (ii) TopCo changed its legal form from a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) to a Dutch public limited liability company (naamloze vennootschap); (iii) the Merger effectuated, with the Company as the surviving company in the Merger (the “Surviving Company”) and in connection with the Merger, each share of Class A common stock par value $0.0001 of the Company (the “Athena Class A Common Stock”) and each issued and outstanding share of Class B common stock, par value $0.0001 per share, of the Company (the “Athena Class B Common Stock”) was converted into one share of common stock, par value $0.0001 per share, of the Surviving Company (the “Surviving Company Common Stock”); (iv) each of the resulting shares of Surviving Company Common Stock was automatically exchanged for one TopCo Share; and (v) each outstanding warrant to purchase a share of the Company Class A Common Stock (the “Athena Warrants”) was automatically cancelled and exchanged for 0.175 TopCo Shares per Athena Warrant, with any fractional entitlement being rounded down (the “Warrant Exchange”) ((i) through (v) together, the “Business Combination”).

On the Closing Date, after giving effect to the redemption of an aggregate of 784,880 shares of Athena Class A Common Stock in accordance with the terms of Athena’s Amended and Restated Certificate of Incorporation, as amended (“SPAC Redemptions”), the e.GO Shareholders receiving shares pursuant to the Business Combination Agreement own approximately 85% of the outstanding TopCo Shares, including the 20,000,000 unvested Earn-Out Shares which are approximately 21% of the outstanding TopCo Shares.

On November 2, 2023, the Company paid the 784,880 redeeming Class A stockholders an amount of approximately $8.67 million.

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

On October 19, 2023 (the “Closing Date”), as contemplated by the Business Combination Agreement, Merger Sub merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of TopCo. Additionally, on the Closing Date, (i) TopCo issued to the holders of e.GO’s equity securities, including certain former convertible loan lenders of e.GO (the “e.GO Shareholders”), an aggregate of up to 79,019,608 newly issued ordinary shares, nominal value €0.12 per share, of TopCo (the “TopCo Shares”) inclusive of 30,000,000 shares, 20,000,000 of which will be unvested and subject to an earn-out over a certain period, while 10,000,000 shares will vest immediately as of the Closing Date and will be subject to a 12-month lock-up, in each case as described below (the “Earn-Out Shares”); (ii) TopCo changed its legal form from a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) to a Dutch public limited liability company (naamloze vennootschap); (iii) the Merger effectuated, with the Company as the surviving company in the Merger (the “Surviving Company”) and in connection with the Merger, each share of Class A common stock par value $0.0001 of the Company (the “Athena Class A Common Stock”) and each issued and outstanding share of Class B common stock, par value $0.0001 per share, of the Company (the “Athena Class B Common Stock”) was converted into one share of common stock, par value $0.0001 per share, of the Surviving Company (the “Surviving Company Common Stock”); (iv) each of the resulting shares of Surviving Company Common Stock was automatically exchanged for one TopCo Share; and (v) each outstanding warrant to purchase a share of the Company Class A Common Stock (the “Athena Warrants”) was automatically cancelled and exchanged for 0.175 TopCo Shares per Athena Warrant, with any fractional entitlement being rounded down (the “Warrant Exchange”) ((i) through (v) together, the “Business Combination”).

Results of Operations

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below). Most of the Company’s expenses for the three and nine months ended September 30, 2023 are related to the transaction described in Note 6 of the financial statements.

For the three months ended September 30, 2023, we had a net loss of $2,283,579, which consists of operating expenses of $2,041,634 and finance costs – discount on debt issuance of $379,608, and income tax provision of $34,017, offset by income on investments held in Trust Account of $171,680.

For the three months ended September 30, 2022, we had a net loss of $539,199, which consists of operating expenses of $1,271,266, change in fair value of derivative forward purchase agreement of $130,000 and income tax expense of $196,768, offset by income on investments held in Trust account of $1,058,835.

For the nine months ended September 30, 2023, we had a net loss of $2,141,522, which consists of operating expenses of $3,852,870, finance costs – discount on debt issuance of $562,316, and provision for income taxes of $130,141, offset by income on investments held in Trust Account of $673,805 and gain on termination of derivative liability forward purchase agreement of $1,730,000.

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

For the nine months ended September 30, 2023, $1,519,240 of cash was used in operating activities. Net loss of $2,141,522 was offset by a non-cash charge for the gain on termination of derivative liability forward purchase agreement of $1,730,000, interest earned on investments held in Trust Account of $673,805, finance costs – discount on debt issuance of $562,316. Changes in operating assets and liabilities provided $2,463,771 of cash from operating activities.

For the nine months ended September 30, 2022, $689,968 of cash was used in operating activities. Net loss of $1,612,841 was offset by interest earned on investments held in Trust Account of $1,399,254, deferred tax asset of $15,299 and change in fair value of derivative liability of forward purchase activity of $130,000. Changes in operating assets and liabilities provided $2,176,828 of cash from operating activities.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2023, there was approximately $1,414,717 outstanding under the Working Capital Loans..

On October 19, 2023, as contemplated by the Business Combination Agreement, Merger Sub merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of TopCo. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management believes that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies and estimates:

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023, considered that the initial Business Combination with e.GO, TopCo and Merger Sub was consummated on October 19, 2023.

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

The Company’s Charter provided the Company the right to extend the Deadline Date six times for an additional one month each time, from January 22, 2023, the initial Deadline Date, to up to July 22, 2023. The Company’s Board implemented the six Extensions and extended the Deadline Date to July 22, 2023. On July 19, 2023, the Company held the Second Extension Meeting. At the Second Extension Meeting, the Company’s stockholders approved (1) the Second Extension Amendment Proposal to provide the Company with the right to extend the Deadline Date up to three times for an additional one month each time, from July 22, 2023 to up to October 22, 2023 and (2) the Redemption Limitation Amendment Proposal. In connection with the Second Extension Meeting, a total of 1,082,596 shares of the Company’s Class A common stock were presented for redemption. As a result, there was approximately $10.48 million remaining in the Trust Account as of July 28, 2023 following redemptions. On July 20, 2023, the Sponsor initiated the wire of the $60,000 to the Company’s Trust Account in connection with the extension of the Deadline Date to August 22, 2023 following the Second Extension Meeting. The Company’s Board implemented all three of the Second Extensions and extended the Deadline Date to October 22, 2023. In connection with the implementation of the six Extensions and the three Second Extensions, the Sponsor deposited an aggregate of $856,149 as contributions into the Trust Account.

On August 21, 2023, the Company issued a press release announcing that its Board has elected to extend the Deadline Date from August 22, 2023 for an additional month to September 22, 2023, the second of three potential one-month extensions of the Deadline Date available to the Company. On August 21, 2023, the Sponsor deposited $60,000 into the Company’s trust account in connection with the second Extension.

On September 21, 2023, the Company issued a press release announcing that its Board has elected to extend the Deadline Date from September 22, 2023 for an additional month to October 22, 2023, the last of three potential one-month extensions of the Deadline Date available to the Company. On September 21, 2023, the Sponsor deposited $60,000 into the Company’s trust account in connection with the third Extension.

On September 29, 2023, the Company held a special meeting of its stockholders in connection with its proposed business combination. At the special meeting, the Company’s stockholders approved (1) the business combination agreement, dated as of July 28, 2022 (as amended by the amendments to the business combination agreement, dated as of September 29, 2022, June 29, 2023, July 18, 2023, August 25, 2023, September 8, 2023, and September 11, 2023, and as may be further amended or restated from time to time, the “Business Combination Agreement”), by and among the Company, Next.e.GO Mobile SE, a European company incorporated in Germany (“e.GO”), Next.e.GO B.V., a Dutch private limited liability company and a wholly-owned subsidiary of e.GO (“TopCo”), and Time is Now Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of TopCo (“Merger Sub”) and the transactions contemplated thereby (the “Business Combination”), pursuant to which, among other things, (i) Merger Sub will merge with and into the Company, with the Company surviving and continuing as a direct, wholly-owned subsidiary of TopCo (the “Merger”), (ii) after giving effect to the Merger, each issued and outstanding share of the Company’s Common Stock will be converted into a number of shares of common stock, par value $0.0001 per share, of the company surviving the Merger (the “Surviving Company Common Stock”), (iii) immediately thereafter, each of the resulting shares of Surviving Company Common Stock will be automatically exchanged for one ordinary share, nominal value of €0.12 per share, of TopCo (the “TopCo Share”), and (iv) in connection therewith and subject to the approval of the public warrant holders of the Company at the Warrant Holders Meeting, each outstanding warrant to purchase a share of the Company’s Class A Common Stock (the “Athena Warrants”) will be automatically cancelled and exchanged for 0.175 TopCo Shares (the “Warrant Shares”) per Athena Warrant, with any fractional entitlement being rounded down (the “Warrant Exchange”), and (2) to approve and adopt, on a non-binding advisory basis, certain governance provisions in the proposed TopCo Articles of Association, which are being presented separately in accordance with the SEC guidance to give stockholders the opportunity to present their separate views on important corporate governance provisions.

On October 10, 2023, the Company called a special meeting of its stockholders for October 20, 2023 (the “Third Extension Meeting”) to approve a proposed amendment to the Company’s Charter to further extend the Deadline Date. Because the e.GO Transaction was consummated on October 19, 2023, as discussed below, the Company determined that the Third Extension Meeting was no longer necessary, and therefore determined to cancel the Third Extension Meeting.

On October 19, 2023, we consummated the e.GO Transaction. On the Closing Date of the e.GO Transaction, (i) TopCo issued to the e.GO Shareholders an aggregate of up to 79,019,608 newly issued TopCo Shares inclusive of 30,000,000 Earn-Out Shares, 20,000,000 of which will be unvested and subject to an earn-out over a certain period, while 10,000,000 shares will vest immediately as of the Closing Date and will be subject to a 12-month lock-up; (ii) TopCo changed its legal form from a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) to a Dutch public limited liability company (naamloze vennootschap); (iii) the Merger effectuated, with the Company as the Surviving Company, and in connection with the Merger, each share of the Company’s Class A common stock and each issued and outstanding share of the Company’s Class B common stock was converted into one share of Surviving Company Common Stock; (iv) each of the resulting shares of Surviving Company Common Stock was automatically exchanged for one TopCo Share; and (v) the Warrant Exchange was effectuated. A total of 784,880 shares of the Company’s Class A common stock were presented for redemption in connection with the Special Meeting and the amount paid out to redeem such shares was approximately $8,673,955 from the Trust Account..

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of July 28, 2022, by and among Athena Consumer Acquisition Corp., Next.e.GO Mobile SE, Next.e.GO B.V. and Time is Now Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 28, 2022).
2.2	First Amendment to Business Combination Agreement, dated as of September 29, 2022, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 3, 2022).
2.3	Second Amendment to Business Combination Agreement, dated as of June 29, 2023, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 6, 2023).
2.4	Third Amendment to Business Combination Agreement, dated as of July 18, 2023, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 19, 2023).
2.5	Fourth Amendment to Business Combination Agreement, dated as of August 25, 2023, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on August 28, 2023).
2.6	Fifth Amendment to Business Combination Agreement, dated as of September 8, 2023, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on September 8, 2023).
2.7	Sixth Amendment to Business Combination Agreement, dated as of September 11, 2023, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on September 8, 2023).
10.1	Sponsor Letter Agreement, dated as of July 28, 2022, by and among Athena Consumer Acquisition Corp., Athena Consumer Acquisition Sponsor LLC, Next.e.GO Mobile SE, Next.e.GO B.V. and certain individuals party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 28, 2022).
10.2	First Amendment to Sponsor Letter Agreement, dated as of September 29, 2022, by and between Athena Consumer Acquisition Corp. and Next.e.GO Mobile SE (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on October 3, 2022).
10.3	Extension Promissory Note, dated as of January 17, 2023, between Athena Consumer Acquisition Corp. and Athena Consumer Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on January 17, 2023).
10.4	Working Capital Promissory Note, dated as of January 17, 2023, between Athena Consumer Acquisition Corp. and Athena Consumer Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on January 17, 2023).
10.5	Amended and Restated Working Capital Promissory Note, dated as of May 19, 2023, between Athena Consumer Acquisition Corp. and Athena Consumer Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on May 22, 2023).
10.6	Second Amended and Restated Working Capital Promissory Note, dated as of July 7, 2023, between Athena Consumer Acquisition Corp. and Athena Consumer Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 10, 2023).
10.7	Second Extension Promissory Note, dated as of July 20, 2023, between Athena Consumer Acquisition Corp. and Athena Consumer Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40921), filed with the Securities and Exchange Commission on July 21, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA CONSUMER ACQUISITION CORP.

Date: November 20, 2023	By:	/s/ Angelina Smith
	Name:	Angelina Smith
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)